Form 10QSB
period 2003-09-30
MAUI GENERAL STORE INC
filed 2003-11-13
CIK 928835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number 000-50441

MAUI GENERAL STORE, INC.
(Exact name of small business issuer as specified in its charter)

New York	84-1275578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 297
Hana, Maui, Hawaii 96713
(Address of principal executive offices)

(808) 248-8787
(Issuer’s telephone number)

N/A
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                            Yes   [   ]  No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, $.001 par value	143,606,635

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

MAUI GENERAL STORE, INC.

Commission File Number: 000-50441
Quarter Ended September 30, 2003

FORM 10-QSB

Part I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Independent Accountants’ Review Report	Page 1
Unaudited Consolidated Balance Sheets	Page 2
Unaudited Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	Page 3
Unaudited Consolidated Statements of Operations	Page 5
Unaudited Consolidated Statements of Cash Flows	Page 7
Notes to Unaudited Consolidated Financial Statements	Page 9
Item 2. Management’s Discussion and Analysis or Plan of Operation	Page 10
Item 3. Controls and Procedures	Page 12

Part II - OTHER INFORMATION
Item 2. Changes in Securities	Page 13
Item 6. Exhibits and Reports on Form 8-K	Page 13
Signatures	Page 14

ii

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders
Maui General Store, Inc. and Subsidiaries
(A Development Stage Company)
(A New York Corporation)
Hana, Maui, Hawaii

     We have reviewed the accompanying consolidated balance sheet of Maui General Store, Inc. and Subsidiaries as of September 30, 2003, the related consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and for the period from date of inception (January 3, 1995) through September 30, 2003, and the consolidated statements of changes in stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2003 and 2002 and for the period from date of inception (January 3, 1995) through September 30, 2003. These financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to such financial statements in order for them to be in conformity with the accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rochester, New York
October 17, 2003

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2003	December 31, 2002

ASSETS
Current Assets
Cash and Cash Equivalents	$ 608	$ 331
Inventory	9,277	12,106
Advances to Stockholder	5,672	5,672

Total Assets	$ 15,557	$ 18,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 50,700	$ 22,700
Accrued Expenses	414	414
Advances from Stockholder	4,240	4,800
Subscriptions Payable	--	20,000
Loan Payable - Due Within One Year	--	926

Total Liabilities	55,354	48,840

Stockholders’ Deficit
Common Stock: $.001 Par; 500,000,000 Shares Authorized;
143,606,635 and 142,576,635 Shares
Issued and Outstanding, Respectively	143,607	142,577
Additional Paid-In Capital	254,411	229,591
Deficit Accumulated During Development Stage	(437,815)	(402,899)

Total Stockholders’ Deficit	(39,797)	(30,731)

Total Liabilities and Stockholders' Deficit	$ 15,557	$ 18,109

The accompanying notes are an integral part of these financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Shares		Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Inception - January 3, 1995	--		$ --	$ --	$ --	$ --
Common Stock Issued in Exchange
for Expenses Paid by Stockholders	13,781,635		13,782	--	--	13,782
Franchise Taxes Paid by Stockholder
on Behalf of the Corporation	--		--	2,811	--	2,811
Common Stock Issued in Exchange for
Membership Interest in Hana Pearl, LLC	10,000,000	(1)	10,000	1,000	(15,498)	(4,498)
Common Stock Issued in Exchange for
Shares in Maui General Store, Inc.	111,520,000	(2)	111,520	225,780	(185,000)	152,300
Common Stock Issued for Cash	6,100,000		6,100	--	--	6,100
Common Stock Issued in Exchange for Services	1,175,000		1,175	--	--	1,175
Net Loss for the Period	--		--	--	(123,680)	(123,680)

Balance - December 31, 2001	142,576,635		$ 142,577	$229,591	$(324,178)	$ 47,990

- continued -

(1) — This transaction reflects the share exchange pursuant to the membership interest purchase agreement with Hana Pearl, LLC.

(2) — This transaction reflects the share exchange pursuant to the stock purchase agreement with Maui General Store, Inc.

The accompanying notes are an integral part of these financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - continued

	Number of Shares	Common Stock ($0.001 Par Value)	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance - December 31, 2001	142,576,635	$142,577	$229,591	$(324,178)	$ 47,990
Net Loss for the Period (Unaudited)	--	--	--	(48,703)	(48,703)

Balance - September 30, 2002 (Unaudited)	142,576,635	142,577	229,591	(372,881)	(713)
Net Loss for the Period (Unaudited)	--	--	--	(30,018)	(30,018)

Balance - December 31, 2002	142,576,635	142,577	229,591	(402,899)	(30,731)
Common Stock Issued in Exchange for Services	950,000	950	4,900	--	5,850
Common Stock Issued in Satisfaction of Subscriptions Payable	80,000	80	19,920	--	20,000
Net Loss for the Period (Unaudited)	--	--	--	(34,916)	(34,916)

Balance - September 30, 2003 (Unaudited)	143,606,635	$143,607	$254,411	$(437,815)	$(39,797)

The accompanying notes are an integral part of these financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Period From Date of Inception (January 3, 1995) Through September 30,	Three Months Ended September 30,
	2003	2003	2002

Revenues, Net	$ 62,286	$ 7,455	$ 7,337
Cost of Goods Sold	34,678	6,145	2,421

Gross Profit	27,608	1,310	4,916

Operating Expenses
Auto Expense	3,135	--	--
Business Planning	2,449	--	--
Consulting Services	58,833	50	1,586
Office Expense	7,742	1,648	589
Organizational Costs	16,956	--	--
Professional Fees	98,762	33,000	--
Rent Expense	43,533	316	9,000
Telephone Expenses	6,280	206	1,315
Travel and Entertainment	29,904	100	5,456

Total Operating Expenses	267,594	35,320	17,946

Loss Before Other Income	(239,986)	(34,010)	(13,030)
Other Income
Interest Income	2,823	--	2

Loss Before Provision for Taxes	(237,163)	(34,010)	(13,028)
Provision for Taxes	154	154	--

Net Loss for the Period	$ (237,317)	$ (34,164)	$ (13,028)

Weighted Average Number
of Common Shares Outstanding:
Basic	137,004,458	143,496,960	142,576,635
Diluted	137,004,458	143,496,960	142,656,635
Loss per Common Share:
Basic	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) — continued

	Nine Months Ended September 30,
	2003	2002

Revenues, Net	$ 18,390	$ 25,467
Cost of Goods Sold	11,232	15,406

Gross Profit	7,158	10,061

Operating Expenses
Business Planning	--	906
Consulting Services	943	5,488
Office Expense	3,169	1,475
Professional Fees	33,349	22,843
Rent Expense	1,116	14,487
Telephone Expenses	543	3,772
Travel and Entertainment	2,800	9,842

Total Operating Expenses	41,920	58,813

Loss Before Other Income	(34,762)	(48,752)
Other Income
Interest Income	--	49

Loss Before Provision for Taxes	(34,762)	(48,703)
Provision for Taxes	154	--

Net Loss for the Period	$ (34,916)	$ (48,703)

Weighted Average Number
of Common Shares Outstanding:
Basic	143,166,781	142,576,635
Diluted	143,166,781	142,625,134
Loss per Common Share:
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

AUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period From Date of Inception (January 3, 1995) Through	Nine Months Ended September 30,
	September 30, 2003	2003	2003

Cash Flows from Operating Activities
Net Loss for the Period	$(237,317)	$(34,916)	$(48,703)
Non-Cash Adjustments
Organizational Expenses Paid by Shareholders	13,782	--	--
Franchise Taxes Paid by Shareholders	2,811	--	--
Issuance of Shares for Acquisition of Subsidiaries	147,802	--	--
Issuance of Shares for Services Rendered
- Directors and Consultants	7,025	5,850	--
Changes in Assets and Liabilities:
Inventory	(9,277)	2,829	10,050
Accounts Receivable	--	--	1,439
Accounts Payable	50,700	28,000	--
Accrued Expenses	414	--	--

Net Cash Flows from Operating Activities	(24,060)	1,763	(37,214)

Cash Flows from Investing Activities	--	--	--

Cash Flows From Financing Activities
Advances from (Advances to) Stockholder, Net	(1,432)	(560)	10,332
Repayment on Loan Payable	--	(926)	(2,218)
Proceeds from Subscriptions Payable	20,000	--	20,000
Proceeds from Issuance of Stock	6,100	--	--

Net Cash Flows from Financing Activities	24,668	(1,486)	28,114

Net Change in Cash and Cash Equivalents	608	277	(9,100)
Cash and Cash Equivalents - Beginning of Period	--	331	11,026

Cash and Cash Equivalents - End of Period	$ 608	$ 608	$ 1,926

Supplemental Disclosures

Interest Paid	$ --	$ --	$ --
Income Taxes Paid	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — continued

	Period From Date of Inception (January 3, 1995) Through	Nine Months Ended September 30,
	September 30, 2003	2003	2002

NON-CASH INVESTING AND FINANCING ACTIVITIES

Organizational Expenses Paid by Shareholders	$ 13,782	$ --		$ --
Franchise Taxes Paid by Shareholders	$ 2,811	$ --		$ --
Issuance of Shares for Acquisition of Subsidiaries	$147,802	$ --		$ --
Issuance of Shares for Services Rendered
- Directors and Consultants	$ 7,025	$ 5,850		$ --
Issuance of Shares in Satisfaction of Subscriptions
Payable	$ 20,000	$20,000		$ --

The accompanying notes are an integral part of these financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Hana, Maui, Hawaii

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — The Company

The condensed financial statements of Maui General Store, Inc. and Subsidiaries (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included elsewhere in the Company’s registration statement on Form 10 — SB.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements included elsewhere herein.

     Overview

     We were incorporated under the laws of the State of New York on January 3, 1995, as Kelly Green Products, Inc. We did not have any operating activities prior to our acquisitions of Maui General Store, Inc. (a Colorado corporation) and Hana Pearl, LLC. (a Hawaii LLC)

     On October 10, 2001, we acquired 100% of the outstanding shares of Maui General Store, Inc. The shareholders of Maui General Store, Inc. exchanged their stock for 111,520,000 of our shares of common stock. Our majority stockholder also held the majority interest in Maui General Store. There was no change to the business, management, location, policies or the assets and liabilities of Maui General Store.

     On October 10, 2001, in a separate transaction, we acquired a 100% interest in Hana Pearl, LLC, by exchanging 10,000,000 shares of our common stock for the membership interest in Hana Pearl. Hana Pearl was initially formed on November 9, 2000, as a limited liability company under the laws of the state of Hawaii.

     On October 30, 2001, we changed our name to Maui General Store, Inc.

     The above noted acquisitions constitute a recapitalization of the companies and are accounted for as a reverse acquisition. Accordingly, the historical operations of Maui General Store and Hana Pearl became our historical operations. The assets and liabilities of Maui General Stores, Inc. and Hana Pearl, LLC have been carried over at their historical costs. The following discussion and analysis of financial condition and results of operations is a discussion of the historical financial performance of Maui General Store and Hana Pearl.

     We plan to merchandise “island products”, initially Hawaiian goods, and later, products from other islands. The products we plan to offer will span a variety of categories, ranging from coffee, candy, soaps and lotions to apparel. There will, however, be a common island theme in all of our products. In addition, we intend to create mail order catalogs of its products. We also plan to sell a wireless telephone. Hana Pearl is a wholesaler of black and golden pearls.

     We have reported net losses since the date of inception (January 3, 1995) through September 30, 2003, of $237,317. As a result, there is an accumulated deficit of $437,815 at September 30, 2003.

     Results of Operations

     Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Revenue

     Total revenue for the three months ended September 30, 2003, increased $118 or 2% to $7,455 from $7,337 for the three months ended September 30, 2002. All revenue has been generated from Hana Pearl, which is the only business that is operating at this time. Maui General Store is in a start up phase. Revenue from repair work included above amounted to $2,712 in 2003 compared to $100 in 2002.

     Cost of Goods Sold

     Cost of goods sold for the three months ended September 30, 2003 increased by $3,724 to $6,145 from $2,421 for the three months ended September 30, 2002. The increase relates to additional repair work for the period which was subcontracted to outside parties. Amounts paid to subcontractors for repair work included above amounted to $2,275 in 2003 compared to $65 in 2002.

     Expenses

     Expenses for the three months ended September 30, 2003, increased $17,374 or 97% to $35,320 from $17,946 for the three months ended September 30, 2002. This was mainly due to a $33,000 increase in professional fees.

     Net Income (Loss)

     Net loss for the three months ended September 30, 2003, was $34,164 as compared to a net loss for the three months ended September 30, 2002 of $13,028. The difference is due to the factors discussed above.

     Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Revenue

     Total revenue for the nine months ended September 30, 2003, decreased $7,077 or 28% to $18,390 from $25,467 for the nine months ended September 30, 2002. All revenue has been generated from Hana Pearl. It decreased due to changing pearl suppliers as well as changing retail stores selling the pearls. It is expected that we will show stronger revenue again, now that these matters have been resolved. Revenue from repair work included above amounted to $3,740 in 2003 compared to $100 in 2002.

     Cost of Goods Sold

     Cost of goods sold for the nine months ended September 30, 2003 decreased by $4,174 to $11,232 from $15,406 for the nine months ended September 30, 2002. The decrease relates to the decrease in sales during the same period. Amounts paid to subcontractors for repair work amounted to $3,072 in 2003 compared to $65 in 2002.

     Expenses

     Expenses for the nine months ended September 30, 2003, decreased $16,893 or 29% to $41,920 from $58,813 for the nine months ended September 30, 2002. This was mainly due to a $13,371 decrease in rent due to us moving into a new office. Travel expense decreased $7,042 from $9,842 for the nine months ended September 30, 2002 to $2,800 for the nine months ended September 30, 2003.

     Net Income (Loss)

     Net loss for the nine months ended September 30, 2003, was $34,916 as compared to a net loss for the nine months ended September 30, 2002 of $48,703. The difference is due to the factors discussed above.

     Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 2003, was $1,763 and net cash used by financing activities for the nine months ended September 30, 2003, was $1,486.

     Net cash used by operating activities for the year the nine months ended September 30 2002, was $37,214 and net cash provided by financing activities was $28,114. The primary source of the cash provided by financing activities was approximately $20,000 from subscriptions and approximately $10,000 from the advances from stockholders.

     Our short term liquidity and capital needs have been satisfied primarily from the continuing sale of our common stock, and loans from shareholders. There are no known trends, events, or uncertainties that would be expected to have a material impact on our short or long term liquidity, sales, or income from operations. We have engaged the services of American Registrar and Transfer Company as our outside Stock Registrar and Transfer Agent.

     Plan of Operation

     During the twelve months ending September 30, 2004, we plan to start production of Baby Buddha clothing and a cell phone division which we anticipate will receive funding to begin production.

     During this twelve-month period we anticipate hiring up to 2 additional employees.

     During this period, we expect that we will spend between $100,000 and $500,000 on production of Baby Buddha clothing and promotion of our cell phone division. We plan to commence a private placement of our securities to fund our operating expenses during the period. If we are successful in raising additional funds and commencing operations that generate revenue, we should be able to have the “going concern” qualification removed from our auditor’s opinion on our financial statements.

     Other than the above we do not have any material capital commitments.

     Application of Critical Accounting Policies

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The critical accounting policy for us is revenue recognition.

     We recognize revenue in accordance with Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements. Sales are recorded when both the goods are shipped to customers and the customer’s right of return has expired. We allow customers to return merchandise containing defects within six months of sale. Generally, merchandise will be accepted for return if defects occur through no fault of the purchaser. Revenue from re-work/repair services for prior product sales is recognized as the services are provided.

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer, (both of whom are the same person) we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us and our consolidated subsidiary required to be included in our periodic filings with the Securities and Exchange Commission.

     (b) Changes in internal controls.

     There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

Part II – Other Information

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

     Since July 1, 2003, we have sold our common stock to the persons listed in the table below in transactions summarized as follows:

Name	Date of Purchase	Shares	Aggregate Purchase Price		Price Per Share
Mark Matsumoto	August 12, 2003	50,000	$ 50	(1)	$ 0.001
Thomas S. Smith	September 17, 2003	100,000	$5,000	(1)	$ 0.05

(1)	Consideration consisted of past services rendered to us.

     With respect to the sales made, we relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the shares. The securities were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted. No underwriters were involved in this transaction.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes- Oxley Act of 2002

     (b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   MAUI GENERAL STORE, INC.

By: /s/ Richard H. Miller Richard H. Miller, President Chief Operating Officer and ChiefFinancial Officer	Date: November 13, 2003

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes- Oxley Act of 2002