Form 10KSB
period 2003-12-31
MAUI GENERAL STORE INC
filed 2004-03-25
CIK 928835

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 2003.

                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File No. 0-50441

                            MAUI GENERAL STORE, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)


         New York                                         84-1275578
  -------------------------------------------------------------------------
   (State or other jurisdiction                  (I.R.S. Employer ID Number)
    of incorporation or organization)

                      P.O. Box 297, Hana, Maui, HI 96713
                   --------------------------------------
                  (Address of principal executive offices)

	Issuer's Telephone Number, including Area Code: 808-248-8787

	Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act:

	Common Stock, $.001 par value per share

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]      No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-KSB or any amendment to this Form 10-KSB.   [X]

  State the issuer's revenues for its most recent fiscal year:  $ 30,695.

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

  The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of March 19, 2004 was $2,658,133.

  As of March 19, 2004 the number of shares outstanding of the Registrant's common stock was 143,606,635 shares, $.001 par value.

    Transitional Small Business Disclosure Format:  Yes [ ]    No  [X]

                DOCUMENTS INCORPORATED BY REFERENCE: None





            FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Maui General Store, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * We are a development stage company, have limited active business operations and have no significant assets. Our auditors have raised substantial doubt about our ability to continue as a going concern. Unless the Company obtains additional capital, the Company will not be able to undertake significant business activities.

     * The Company's business plan contemplates that, if capital becomes available, the Company will engage in retail marketing of specialty items. This is a highly competitive market, and most enterprises in the market fail. The Company may be unable to compete effectively.

     * The Company's President is the only employee who is devoting significant efforts to obtaining funds for the Company and implementing its business plan. Until the Company's financial condition improves, the Company will not retain any other managerial personnel. Therefore the Company will depend on its President alone for its executive decision-making.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.


                                     PART 1

Item 1.  Business

     Overview

     We were incorporated on January 3, 1995 in New York as Kelly Green Products, Inc., but remained dormant until October 2001. In October 2001, we changed our name to Maui General Store, Inc. and acquired two subsidiaries, Maui General Store, Inc., a Colorado corporation, and Hana Pearl, LLC, a Hawaiian limited liability company. We completed the acquisition of Maui General Store in exchange for an aggregate of 111,520,000 shares of our common stock, and completed the acquisition of all the membership interests of Hana Pearl in exchange for an aggregate of 10,000,000 shares of our common stock. These transactions were accounted for as purchases.

     Hana Pearl is our only business operation at this time. We have developed a business plan for Maui General Store, which we will implement if funds become available. The business plan contemplates that we will engage in three lines of business:

     *       Children's Clothing
     *       Hawaiian Products
     *       Disposable Telephones

     For the year ended December 31, 2003 and 2002, we incurred net losses of $75,340 and $78,721 on revenue of $30,695 and $32,450, respectively. We believe that we will need to raise at least an additional $500,000 of debt or equity financing by December 31, 2004, to implement and expand our current and proposed business.

     Hana Pearl's Business

     In October 2001, we acquired Hana Pearl, LLC which provided us with a proprietary line of specialty pearl jewelry. Hana Pearl leverages its relationships with several of the largest pearl farms in the South Pacific to source, market and distribute Tahitian black pearls and South Seas golden pearls to the larger precious jewelry market. These pearls retail in ranges from $500 to $30,000. During 2003, all of our revenue was generated by sales of Hana Pearl's jewelry. Building upon its retail associations, as well as its business-to-business and wholesale operations, during 2004 we plan to expand Hana Pearl's operations to include an Internet web presence and to include catalogue sales to feature low to mid-range pearls averaging in price from $200 to $2,000. Hana Pearl also plans to provide one-of-a-kind designs created by jewelry workshops used by exclusive jewelers in New York City.

     In June 2003, Hana Pearl began selling and placing on consignment with the Hana Maui Resort and Spa, Hana Pearl's Tahitian black pearl and South Seas golden pearl jewelry. The Hana Maui Resort and Spa sells the jewelry to the public. Previously, the jewelry had been placed for sale at the Ritz Carlton, Maui Resort which discontinued its jewelry operations and Four Seasons Hotels and Resorts which we discontinued because of cost reasons.

     Heading Hana Pearl's operations is Patricia Cabellon, who has nearly thirty years' experience with fine art and jewelry, including a seven-year tenure with the renowned jeweler Bulgari, located on Manhattan's Fifth Avenue. Along with developing a reputation from strong sales and promotion, Ms. Cabellon also completed an accredited course in gemology at the Gemology Institute of America, and received its certification.

     Maui General Store's Business Plan

     Children's Clothing.

     In 1993 we organized a Colorado corporation named "Maui General Store, Inc." to serve as a holding company for Hawaiian real estate and other investments. It was not used for that or any purpose until October 15, 2002, when it acquired an exclusive license from Baby Buddha, Inc., an unaffiliated party. The license permits us to sell children's clothing using certain intellectual property pertaining to the "Baby Buddha" concept in the wholesale sales market by e-commerce sales, sales representatives or electronic sales. During 2003 we liquidated the Colorado corporation. Its assets and liabilities, including the Baby Buddha license, were assigned to its parent corporation, Maui General Store, Inc., a New York corporation.

     The Baby Buddha license requires us to produce commercially significant quantities of products by October 15, 2004, or lose the license. The term "commercially significant quantities of products" is not defined in the licensing agreement but we interpret it to mean the amount of products necessary to fill orders when received. To date, we have designed the clothing line and have entered the first phase of production by making art boards for various designs. We anticipate that we will have samples and will begin production as orders are received prior to the October 15, 2004 deadline.
We are required to pay a 5% royalty fee on all sales of the products.

     Baby Buddha, Inc. is a designer and manufacturer of innovative clothing for children that embodies Buddhist and other Asian/Eastern influences in its clothing design. Our target market for the Baby Buddha line of clothing encompasses infant designs, clothing and accessories for toddlers, and apparel intended for children up to the age of 5 years. In the highly competitive market for children's clothing, we believe that Baby Buddha products differentiate themselves in their new and fresh approach to design and merchandising, represented in one example by the use of coordinated items for both mother and child. We believe that Baby Buddha's characteristics and imagination suit consumers that seek better quality garments in children's clothing.

     One of our directors, J'Amy Owens, has a background in branding companies such as Nike and Starbucks, and another of our directors, Ken Sitomer has experience with Ralph Lauren and Calvin Klein. Therefore, we feel we have a solid foundation to enter the children's clothing market with our Baby Buddha line.

     Hawaiian Products.

     We also plan to be a business-to-consumer merchandiser of unusual and unique products from exotic islands of the world. Initially, we plan to sell only Hawaiian products, then plan to expand into sales of products from other islands of the South Pacific and later, from the Caribbean. As the Hawaiian islands alone attract over 6,500,000 visitors a year, we believe that there is a large potential market for island products.

     In addition to the Baby Buddha clothing line, Hawaiian products expected to be offered for sale by us include typical island keepsakes such as sea shells, chocolates, Hawaiian T-shirts, bowls, trays and decorative objects of rich brown monkeypod or koa woods. Other native products include perfumes made from exotic flowers, colorful jewelry made of seeds or rare black and pink coral, Lauhala (wovenleaf) items, liqueurs made with flavors such as ti or passion fruit, jellies and preserves made from local fruits such as guava, macadamia nuts and interesting ceramics. Island garment industries produce colorful sportswear such as aloha shirts, beach wear and island outfits. Flowers of the islands include Lehua Ohia, Lokelani, Kukui, Hinahina, Kaunaoa, Ilima and Hibiscus. We plan to offer such typically "island" items, as well as our own lines of products. We also plan to offer South Sea island pearls, through Hana Pearl.

     The Internet site will also have links to providers of ancillary products and services including travel agencies offering airline reservations, cruise bookings, car rental, lodging and specialty packages such as wedding bookings. If operating funds become available to us, we anticipate that our Internet site and our initial catalogue will be available during 2004. By June 2005, we plan to offer additional products such as specialty music, books and videos. By December 31, 2005 if we develop a larger website and become a large catalogue provider, we plan to acquire various other properties and assets, such as hotel and resort properties, and travel-related entities, under the Maui General Store brand. Whether or not we are able to acquire various properties and assets will depend on whether or not we are able to raise sufficient additional funds from public or private offerings of our securities. We have no commitments for any such funds at this time.

     Disposable Telephones.

     In January 2003, we signed an agreement with New Horizons Technologies International, Inc., a disposable wireless phone manufacturer of the Cyclone. The Cyclone is a refreshable, recyclable, cellular telephone with planned price points targeted to attract new segments of the world wide market.

     During the term of the agreement, we have agreed to use our best efforts to actively promote, market and sell New Horizons' wireless communication service and equipment (consisting of handsets, refresh cards and other equipment) to actual and potential consumers. With the consent of New Horizons, we can sell the equipment under our own brand. The agreement continues until January 15, 2005 and thereafter for successive one year terms unless we or New Horizons give notice of our or its intent not to renew at least 60 days prior to the end of the then current term. We are required to purchase a minimum of 6 handsets at a time at the then current distributor handset price. Under the agreement, our distribution is nonexclusive and currently is limited to Africa, Asia, China, Hawaii, India, Japan, Korea, Latin America, Mexico, the Philippines and South America. However, we must obtain carrier services in each country and in Hawaii before we can commence sales in those countries. On October 23, 2003, we received nonexclusive permission from New Horizons to distribute the Cyclone in the United States.

     New Horizons has advised us that it has developed its first product, the Cyclone, and it plans that the first market release of the Cyclone will be during the first quarter of 2004. New Horizons has advised us that it has contracted with two manufacturing sources and is in discussion with additional established sources, in order to meet anticipated market demand. Further, New Horizons' has advised us that it has completed an agreement with a wireless carrier to provide cellular services in the United States.

     New Horizons plans to produce its pre-paid wireless phone with 30 minutes for a retail price of $39.99. We believe that this innovative alternative to contract cellular service and pre-paid calling cards will translate well into a marketplace that we believe craves the security and mobility of cellular service with the financial flexibility of pre-payment.

     We anticipate that our initial target markets for pre-paid wireless product will include children, credit-challenged individuals and tourists. As this phone will not require a credit check, will have no roaming charges, long-distance charges, or activation fees and will not lock the consumer into a long-term contract, we believe that it will be as easily distributed as the disposable camera or suntan lotion.

     With the consent of New Horizons, we plan to brand our new product and announce our wholesale distribution and consumer launch by the end of the second quarter of 2004.

     Marketing

     We plan to publish a series of catalogues, some of which will be specific to a particular island, such as the Hawaiian Products Catalogue. Other catalogues will be specific to a product type but contain products from a variety of islands, such as the Island Flowers Catalogue. This marketing approach is intended to allow us to be very specific about our target audience and efficient in attaining a low customer acquisition cost.

     Our mail order catalogues are planned to be completed in the fourth quarter of 2004. Catalogue sales are expected to provide a broad market for us to merchandise our product lines. The catalogues will offer essentially the same products as the Internet site. Secondary catalogues, containing only certain priced items or specializing in Pacific Rim or Caribbean Island products, will be used to merchandise our products to a particular geographic area or to a certain demographic profile.

     Our catalogue marketing efforts should generate product sales through its stand-alone operations. However, the catalogue marketing efforts are clearly intended to attract a base of customers to our Internet site. Therefore we intend to develop MauiGeneralStore.com as an Internet destination site. We believe it will be the site of choice for anyone with an island need. Those needs may include anything from information on the history of an island, unique products from islands of the world including music, specialty foods and flowers, site links for travel reservations and maps, or advice on where to go and what to do. This will be an Internet site dedicated to being the most informed, responsive and convenient source for anything to do with the islands of the world.

     In addition to the exposure generated by the widely-distributed catalogues and the Internet site, our products will be promoted through creative alignments with such other business concerns as hotels and restaurants, carefully-placed samples and promotional materials. We may also acquire certain leisure businesses and promote our products through their
operation.   Database lists of prospective customers will be acquired to form the initial basis of mailing lists. A number of mailing list services are available. We are is addressing this issue by first defining our products, creating customer "profiles," and only then carrying on discussions with list brokers to ensure an accurately-targeted market is acquired. We will maintain an up-to-date, internal database of customer information which will be an important source of information for subsequent mailings and product acquisitions.

     Product Distribution

     A fulfillment house will be retained to handle product warehousing, drop shipping, fax or mailing request, shipment and product handling, as well as some customer service functions. Order placement will be handled through the use of an "800" number service. These facets of our marketing plan are critical to our image and getting repeat customers. We have met with various fulfillment houses and order placement services and are in the final stages of the selection process. The fulfillment house selected will have both national and international warehousing capabilities with a major facility located in Hawaii.

     Research and Development

     During the years ended December 31, 2003, 2002 and 2001, we did not spend any amounts on research and development activities.

     Employees

     We are a development stage company and currently have no employees. We expect to use consultants, attorneys and accountants as necessary, and anticipate engaging full-time employees as the need arises for production of the catalogues and internet site and associated activities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Properties

     Currently our operations are located in Hana, Maui, Hawaii, which will continue to be the headquarters for our operations for the foreseeable future. We lease approximately 1,500 square feet of office space at our Hana, Maui, Hawaii headquarters, pursuant to a lease that will terminate in January 2005 and that currently requires monthly rental payments of approximately $1,800.00. We also lease approximately 500 square feet of space in New York, New York pursuant to a month to month lease that currently requires monthly rental payments of approximately $1,000.00.

     Additional offices will be required as our catalogue and Internet operations begin service. At this time it is expected that an office will be required in New York to handle operations involving the Caribbean and an office in Maui to handle the South Pacific offerings. Hana, Maui, Hawaii is expected to be our executive and technological headquarters principally due to its job market ability to satisfy the human resource requirements of its Internet operations. Catalogue publishing will be managed from the Maui headquarters, but publications will be printed in New York and Los Angeles.


Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "MAUG.OB" since January 28, 2004. Prior to that date, the Company's common stock was quoted on the Pink Sheets, beginning on August 15,
2002.   Set forth below are the high and low bid prices for each of the six fiscal quarters since quotes were first posted.



                                          Bid
                                     High      Low
                                  -------------------
     Quarter Ending

     September 30, 2002            $  .50    $  .10
     December 31, 2002             $  .15    $  .04

     March 31, 2003                $  .25    $  .10
     June 30, 2003                 $  .25    $  .06
     September 30, 2003            $  .25    $  .05
     December 31, 2003             $  .10    $  .05


     (b) Shareholders

     Our shareholders list contains the names of 2,046 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

     (d)  Sale of Unregistered Securities

     Since January 1, 2001, we have sold our common stock to the persons listed in the table below in transactions summarized as follows:

                                                     Aggregate          Price
                                                     Purchase           Per
Name                  Date of Purchase  Shares       Price              Share
--------------------------------------------------------------------------------
Shareholders of Maui  October 31, 2001  111,152,000  11,152,000 shares  Exchange
 General Store, Inc.                                 of  Maui General
 (Colorado)                                          Store, Inc.
                                                     (Colorado)
Patricia Cabellon     October 31, 2001   10,000,000  100% Membership    Exchange
                                                     Interest in Hana
                                                     Pearl, LLC

J'Amy Owens           November 7, 2001      500,000     $500 (1)        $0.001
Kenneth Sitomer       November 7, 2001      500,000     $500 (1)        $0.001
Thomas S. Smith       November 7, 2001      100,000     $100            $0.001
Richard Kelly         November 7, 2001      100,000     $100 (1)        $0.001
Simone Brouhns        November 8, 2001       25,000      $25 (1)        $0.001
Carol Emmsley         November 8, 2001       25,000      $25 (1)        $0.001
Claire Khalil         November 8, 2001       25,000      $25 (1)        $0.001
John Harris           July 8, 2002           50,000      $50 (1)        $0.001
Glenn Hagen           July 8, 2002           90,000      $90 (1)        $0.001
Mark Parris           July 8, 2002           10,000      $10 (1)        $0.001
Frank Cabrael         July 8, 2002           75,000      $75 (1)        $0.001
Rowland Hanson        July 8, 2002          200,000     $200 (1)        $0.001
Janice Hamlin         July 8, 2002          100,000     $100 (1)        $0.001
Janet Loss            July 8, 2002           10,000      $10 (1)        $0.001
Tim Martin            July 8, 2002           20,000      $20 (1)        $0.001
Jim Niess             July 8, 2002          125,000     $125 (1)        $0.001
David Rubenstein      July 8, 2002           10,000      $10 (1)        $0.001
Neal Rubenstein       July 8, 2002           10,000      $10 (1)        $0.001
Daniel Kreiger        July 8, 2002           40,000  $10,000            $0.25
Steve Rosdale         July 8, 2002           40,000  $10,000            $0.25
J. Kalani English     July 8, 2002           10,000      $10 (1)        $0.001
Frank Nassar          March 24, 2003        100,000     $100 (1)        $0.001
Mark Matsumoto        August 12, 2003        50,000      $50 (1)        $0.001
Thomas S. Smith       September 17, 2003    100,000   $5,000 (1)        $0.05

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

     (e) Repurchase of Equity Securities
         The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2003.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     All of our revenue during 2003 was produced by the operations of our subsidiary, Hana Pearl, LLC. The revenue and direct expenses of that business remained relatively unchanged from 2002 to 2003. We do not expect any significant change in the business of Hana Pearl unless we obtain the capital resources needed to expand its business into Internet and catalog sales.

     Our administrative expenses during the past two years were disproportionate to our operations. The disproportion resulted primarily from our efforts to have our common stock listed on the OTC Bulletin Board, which was accomplished in January 2004. We incurred legal and accounting expenses, as well as travel expenses in that effort. These were primarily responsible for the loss we reported.

     Since we are now engaged in an ongoing effort to obtain the capital resources needed to implement our business plan, we expect to continue to incur administrative expenses that exceed our gross profit. Therefore we expect that we will continue to report net losses until we do obtain the necessary capital investment.

     Liquidity and Capital Resources

     At December 31, 2003 we had a working capital deficit of ($80,221), primarily due to the fact that we had virtually no accounts receivable and had $96,200 in accounts payable. Our operations consumed $41,830 of cash in 2002 and generated $10,373 in 2003 due to our practice of delaying payment of accounts payable. Our creditors have tolerated this practice to date, as they recognize we are in a start-up phase. In the future, however, unless we achieve the financial and/or operational wherewithal to sustain our operations, our negative cash flow will likely result in the cessation of our operations.

     To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders. We will endeavor to continue this practice in the near-term. However, no one has committed to lend us any funds or purchase our securities in the future.

     Our management is engaged in seeking sources of capital to fund the implementation of our business plan. We cannot tell at this time whether such funds will become available, nor what terms and conditions might be applicable if we did obtain funding.

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of December 31, 2003 did not involve the implementation of any critical accounting policies.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations.

Item 7.   Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A.  Controls and Procedures

     Richard H. Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Miller performed his evaluation.



                                  PART III

Item 9.	   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                                Director
 Name			Age	Position with the Company	Since
-------------------------------------------------------------------------
Richard H. Miller	58	Director, President		2001
J'Amy Owens             47      Director, Secretary             2001
Kenneth Sitomer         57      Director                        2001

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Richard H. Miller Mr. Miller became a director of the Company in February, 2001, after acquiring a majority of the outstanding shares of our common stock. From 1988 to 1999, Mr. Miller founded and served as president and chairman of Art Cards, Inc., a publicly traded company that owned the rights to the music and drawings of various contemporary artists for reproduction on greeting cards and other products. From 1979 to 1982 Mr. Miller founded and served as president and chairman of Electric Transportation Systems, Inc, a publicly traded company that specialized in the sales and distribution of electric cars. From 1968 to 1969, he was the sole proprietor of Open Hand Publishing Company, a Toronto-based music-publishing company. In 1974, Mr. Miller published the Whole Earth Catalogue for distribution in Canada, and from 1976 to 1980 Mr. Miller was a 50% owner of Mr. Freedom, a London clothing store where Mr. Miller oversaw the funding, construction, hiring of management, ordering of clothing, advertising and promotion of new stores. Mr. Miller also negotiated a license with Disney for Mr. Freedom to use Disney's characters on Mr. Freedom's clothing lines. Mr. Miller received a B.A. from SUNY Buffalo in 1968.

     J'Amy Owens. J'Amy Owens became one of our directors on October 30, 2001 and our Secretary on November 1, 2002. From 1986 through the present, Ms. Owens has served as President, Sales Director and Design Strategist of The Retail Group, a consulting company that offers strategic solutions to maximize retail performances. From 2001 to the present, she has also owned J'Amy Owens Group, a brander, marketer and designer for retail businesses.



     Kenneth Sitomer. Kenneth Sitomer became a director of the Company on October 30, 2001. Since 2000, Mr. Sitomer has a principal in Apparel Holdings Group, a manufacturer of clothing lines. Since 1997, Mr. Sitomer has been an active private investor and an advisor of Internet companies. From 1998 to 2000, Mr. Sitomer was the president and chief executive officer of One Market Solutions, a management consulting company. From 1993 through 1996, Mr. Sitomer was Chief Operating Officer of Sam & Libby, Inc, a clothing manufacturer. From 1974 to 1989 he worked with Biderman Industries USA, Inc., a clothing manufacturer, where he served as Chief Financial Officer, Chief Operating Officer, and from 1986, as President and Chief Executive Officer. Mr. Sitomer has a BBA in Accounting and an MBA in Finance, both from the City College of New York.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors has determined that Kenneth Sitomer is qualified to serve as an "audit committee financial expert," as defined in the Regulations of the Securities and Exchange Commission. Mr. Sitomer is an "independent director," as defined in the Regulations of the Securities and Exchange Commission.

Code of Ethics

     The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Richard H. Miller, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2003, 2002 and 2001. Mr. Miller first became an officer of the Company in February 2001. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000.

                       Compensation
                      Year    Salary
                     ----------------
Richard H. Miller	2003	$0
                        2002    $0
                        2001    $0

Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

Equity Grants

     On November 2, 2001, each of J'Amy Owens and Kenneth Sitomer were issued 500,000 shares of our common stock in exchange for them agreeing to become directors.

     No officer or director has received any other remuneration. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2003 and those options held by him on December 31, 2003.


                        Option Grants in the Last Fiscal Year


                             Percent                           Potential
                             of total                          realizable
                Number of    options                           value at assumed
                securities   granted to                        annual rates of
                underlying   employees  Exercise               appreciation of
                option       in fiscal  Price      Expiration  for option term
Name            granted      year       ($/share)  Date         5%         10%
-------------------------------------------------------------------------------
R. Miller         0          N.A.       N.A.       N.A.         0           0



                       Aggregated Fiscal Year-End Option Values

                      Number of securities underlying   Value of unexercised
                      unexercised options at fiscal     in-the-money options
                      year end (#)                      at fiscal year-end ($)
Name                  (All exercisable)                 (All exercisable)
------------------------------------------------------------------------------
Richard Miller                0                                  0


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  Richard H. Miller;

     *  each of our directors; and

     *  all directors and executive officers as a group.



     There are 143,606,635 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                                Amount and
                                Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner(1)		Ownership		of Class
---------------------------------------------------------------------------
Richard H. Miller               116,025,305             80.8%
J'Amy Owens                         500,000              0.3%
Kenneth Sitomer                     500,000              0.3%

All officers and directors
as a group (3 persons)          117,025,305             81.5%

______________________________

(1)	The address of each shareholder, unless otherwise noted, is c/o Maui
General Store, Inc., P.O. Box 297, Hana, Maui, HI 96713.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2003.

                                                               Number of
                               Number of        Weighted       securities
                               securities to    average        remaining
                               be issued upon   exercise       available
                               exercise of      price of       for future
                               outstanding      outstanding    issuance
                               options,         options,       under equity
                               warrants         warrants       compensation
                               and rights       and rights     plans
                              ---------------------------------------------
Equity compensation plans
approved by security
holders..........                     0              --             0

Equity compensation plans
not approved by security
holders.....                          0              --             0
                              ---------------------------------------------

   Total..............                0              --             0
                              =============================================


Item 12.  Certain Relationships and Related Transactions

     In consideration for their agreement to serve as directors, we issued to J'Amy Owens and Kenneth Sitomer a total of 1,000,000 shares of common stock which were valued at $1,000.00 for accounting purposes. Certificates evidencing the common stock issued by us to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by us.

     Richard H. Miller was the majority shareholder of Maui General Store, Inc., a Colorado corporation, which we acquired on October 10, 2001, in exchange for 111,520,000 shares of our common stock. Mr. Miller received 100,000,000 shares.

     We believe the above transactions were as favorable to us as we could have obtained from unrelated third parties.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2003 and 2002

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2003 and 2002 and for the Period from Date of Inception (January 3, 1995) through December 31, 2003.

         Consolidated Statements of Operations for the years ended December
          31, 2003 and 2002 and for the Period from Date of Inception (January 3, 1995) through December 31, 2003.

         Consolidated Statements of Cash Flows for the years ended December
          31, 2003 and 2002 and for the Period from Date of Inception (January 3, 1995) through December 31, 2003.

         Notes to Financial Statements



     (b) Exhibit List

3-a      Certificate of Incorporation, as amended. (1)

3-b      By-laws (1)

10-a     Licensing Agreement between Baby Buddha, Inc. and Maui General Store,
          Inc. dated July 15, 2003 (1)

10-b     Distributor Agreement between New Horizons Technologies International
          Inc. and Maui General Store, Inc. dated January 15, 2003 (1)

10-c     Consulting Fee Agreement between New Horizon Technologies, Inc. and
          Maui General Store, Inc dated January 14, 2003 (1)

10-d     Letter dated October 23, 2003, from Karen Wilson to Richard Miller (1)

10-e     Stock Purchase Agreement between Kelly Green Products, Inc. and the shareholders of Maui General Store, Inc. dated October 10, 2001 (1)

10-f     Membership Interest Purchase Agreement between Kelly Green Products,
          Inc. and Patricia Cabellon dated October 10, 2001 (1)

21       Subsidiaries - none

31       Rule 13a-14(a) Certification

32       Rule 13a-14(b) Certification

_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-50441) and incorporated herein by reference.


     (c) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.


Item 14. Principal Accountant Fees and Services

     Audit Fees

     Rotenberg & Co., LLP billed $22,275 in 2003 and $9,700 in 2002 in connection with the audit of the Company's financial statements for the years ending December 31, 2003 and 2002. Also included are services performed in connection with the reviews of the Company's quarterly financial statements for 2003 and 2002 as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for 2003 and 2002.

     Audit-Related Fees

     Rotenberg & Co., LLP did not bill the Company for any Audit-Related fees in 2003 or 2002.

     Tax Fees

     Rotenberg & Co., LLP billed $1,450 to the Company in 2003 for professional services rendered for tax compliance, tax advice and tax planning. The nature of the services that comprised this fee was preparation of Hawaii franchise tax returns. There were no tax related fees billed for 2002.

     All Other Fees

     Rotenberg & Co., LLP did not bill the Company for any other fees in 2003 or 2002.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.




                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Maui General Store, Inc. and Subsidiaries
(A Development Stage Company)
(A New York Corporation)
Denver, Colorado


     We have audited the accompanying consolidated balance sheets of Maui General Store, Inc. and Subsidiaries (A Development Stage Company) (A New York Corporation) as of December 31, 2003 and 2002 and the related consolidated statements of changes in stockholders' equity (deficit), operations, and cash flows for the years then ended and for the period from date of inception (January 3, 1995) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maui General Store, Inc. and Subsidiaries (A Development Stage Company) (A New York Corporation) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then and for the period from date of inception (January 3, 1995) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming Maui General Store, Inc. and Subsidiaries (A Development Stage Company) (A New York Corporation) will continue as a going concern. As discussed in Note G to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Rotenberg & Co., LLP
Rochester, New York
 March 6, 2004


MAUI GENERAL STORE, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado


CONSOLIDATED BALANCE SHEETS

December 31,                                2003              2002
---------------------------------------------------------------------------

ASSETS

Current Assets
 Cash and Cash Equivalents                $   8,647          $     331
 Inventory                                    8,568             12,106
 Receivable - Stockholder                     2,003              5,672
                                           --------           --------
 Total Assets                             $  19,218          $  18,109
                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts Payable                         $  96,200          $  22,700
 Deposits                                     2,500                  -
 Accrued Expenses                               739                414
 Advances from Stockholder                        -              4,800
 Convertible Notes                                -             20,000
 Loan Payable - Due Within One Year               -                926
                                            -------            -------
 Total Liabilities                           99,439             48,840
                                            -------            -------

Stockholders' Equity (Deficit)
 Common Stock:  $.001 Par; 500,000,000
  Shares Authorized; 143,606,635 and
  142,576,635 Shares
  Shares Issued and Outstanding,
  Respectively                              143,607            142,577
 Additional Paid-In Capital                 254,411            229,591
 Deficit Accumulated During Development
  Stage                                    (478,239)          (402,899)
                                            -------            -------
 Total Stockholders' Equity (Deficit)       (80,221)           (30,731)
                                            -------            -------
 Total Liabilities and Stockholders'
  Equity (Deficit)                        $  19,218          $  18,109
                                            =======            =======


The accompanying notes are an integral part of these financial statements.



MAUI GENERAL STORE, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                             Common                 Accumulated   Total
                                             Stock      Additional  During        Stockholders'
                              Number         ($0.001     Paid-in    Development   Equity
                              of Shares      Par Value)  Capital    Stage         (Deficit)
-----------------------------------------------------------------------------------------------

Inception - January 3, 1995           -     $       -    $       -  $        -     $       -
 Common Stock Issued in
 Exchange for Expenses
 Paid by Stockholders        13,781,635        13,782            -           -        13,782

Franchise Taxes Paid by
 Stockholder's on Behalf of
 the Corporation                      -             -        2,811           -         2,811

Net Loss for the Period               -             -            -     (16,956)      (16,956)
                             ---------------------------------------------------------------
Balance - December 31, 2000
 (Unaudited)                 13,781,635        13,782        2,811     (16,956)         (363)

Common Stock Issued in
 Exchange for Membership
 Interest in Hana
 Pearl, LLC                  10,000,000 (1)    10,000        1,000     (15,498)       (4,498)

Common Stock Issued in
 Exchange for Shares in
 Maui General Store Inc.    111,520,000 (2)   111,520      225,780    (185,000)      152,300

Common Stock Issued for Cash  6,100,000         6,100            -           -         6,100

Common Stock Issued in
 Exchange for Services        1,175,000         1,175            -           -         1,175

Net Loss for the Period               -             -            -    (106,724)     (106,724)

                            ----------------------------------------------------------------
Balance - December 31, 2001 142,576,635       142,577      229,591    (324,178)       47,990

Net Loss for the Period               -             -            -     (78,721)      (78,721)
                            ----------------------------------------------------------------

Balance - December 31, 2002 142,576,635       142,577      229,591    (402,899)      (30,731)

Common Stock Issued in
 Exchange for Services          950,000           950        4,900           -         5,850

Convertible Notes
 Converted to Common Stock       80,000            80       19,920           -        20,000

Net Loss for the Period               -             -            -     (75,340)      (75,340)
                            ----------------------------------------------------------------
Balance - December 31, 2003 143,606,635     $ 143,607    $ 254,411  $ (478,239)    $ (80,221)
                            ================================================================





(1) - This transaction reflects the share exchange pursuant to the membership interest purchase agreement with Hana Pearl, LLC.
(2) - This transaction reflects the share exchange pursuant to the stock purchase agreement with Maui General Store, Inc.



The accompanying notes are an integral part of these financial statements.





MAUI GENERAL STORE, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Period From
                                       Date of
                                      Inception
                                  (January 3, 1995)   Years Ended December 31,
                                       Through        ------------------------
                                  December 31, 2003       2003          2002
------------------------------------------------------------------------------
Revenue, Net                         $    74,591     $   30,695    $    32,450

Cost of Goods Sold                        39,860         16,414         20,202
                                      ----------------------------------------
Gross Profit                              34,731         14,281         12,248
                                      ----------------------------------------

Operating Expenses
 Auto Expense                              3,135              -              -
 Business Planning                         2,449              -            906
 Consulting Services                      58,833            943          8,561
 Office Expense                            7,999          3,426          2,205
 Organizational Costs                     16,956              -              -
 Professional Fees                       144,587         79,174         47,414
 Rent Expense                             43,740          1,323         17,487
 Telephone Expenses                        6,498            761          4,335
 Travel and Entertainment                 31,098          3,994         10,110
                                      ----------------------------------------
 Total Operating  Expenses               315,295         89,621         91,018
                                      ----------------------------------------
Loss Before Other Income                (280,564)       (75,340)       (78,770)

Other Income
 Interest Income                           2,823              -             49
                                      ----------------------------------------
Loss Before Provision for Taxes         (277,741)       (75,340)       (78,721)

Provision for Taxes                            -              -              -
                                      ----------------------------------------
Net Loss for the Period              $  (277,741)    $  (75,340)   $   (78,721)
                                      ========================================

Weighted Average Number of
 Common Shares Outstanding:
 Basic                               137,189,415    143,277,649    142,576,635
 Diluted                             137,189,415    143,277,649    142,576,635

Loss per Common Share:
 Basic                               $      0.00     $     0.00    $      0.00
 Diluted                             $      0.00     $     0.00    $      0.00




The accompanying notes are an integral part of these financial statements.



MAUI GENERAL STORE, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(A NEW YORK CORPORATION)
Denver, Colorado


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Period From
                                       Date of
                                      Inception
                                  (January 3, 1995)   Years Ended December 31,
                                       Through        ------------------------
                                  December 31, 2003       2003          2002
------------------------------------------------------------------------------
Cash Flows from Operating
 Activities
 Net Loss For the Period             $ (277,741)     $ (75,340)     $ (78,721)

 Non-Cash Adjustments
 Organizational Expenses Paid by
  Shareholders                           13,782              -              -
 Franchise Taxes Paid by Shareholders     2,811              -              -
 Issuance of Shares for Acquisition
  of Subsidiaries                       147,802              -              -
 Issuance of Shares for Services
  Rendered
  - Directors and Consultants             7,025          5,850              -

 Changes in Assets and Liabilities:
 Inventory                               (8,568)         3,538         13,952
 Advances                                     -              -          1,439
 Accounts Payable                        96,200         73,500         21,500
 Advances Payable                         2,500          2,500              -
 Accrued Expenses                           739            325              -

 Net Cash Flows from Operating         --------       --------       --------
  Activities                            (15,450)        10,373        (41,830)
                                       --------       --------       --------

Cash Flows from Investing Activities          -              -              -
                                       --------       --------       --------

Cash Flows From Financing Activities
 Advances from (Advances to)
 Stockholder, Net                        (2,003)        (1,131)        13,800
 Proceeds from (Repayment on) Loan
  Payable                                     -           (926)        (2,665)
 Proceeds from Issuance of Convertible
  Notes                                  20,000              -         20,000
 Proceeds from Issuance of Stock          6,100              -              -
                                       --------       --------       --------
 Net Cash Flows from Financing
  Activities                             24,097         (2,057)        31,135
                                       --------       --------       --------
Net Change in Cash and Cash
 Equivalents                              8,647          8,316        (10,695)

Cash and Cash Equivalents -
 Beginning of Period                          -            331         11,026
                                       --------       --------       --------
Cash and Cash Equivalents - End of
 Period                              $    8,647      $   8,647      $     331
                                       ========       ========       ========


Supplemental Disclosures

 Interest Paid                       $        -      $       -      $       -
 Income Taxes Paid                   $        -      $       -      $       -




The accompanying notes are an integral part of these financial statements.





MAUI GENERAL STORE, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

(A NEW YORK CORPORATION)
Denver, Colorado

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                     Period From
                                       Date of
                                      Inception
                                  (January 3, 1995)   Years Ended December 31,
                                       Through        ------------------------
                                  December 31, 2003       2003          2002
------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING
 ACTIVITIES

Organizational Expenses Paid by
 Shareholders                      $   13,782         $        -   $        -

Franchise Taxes Paid by
 Shareholders                      $    2,811         $        -   $        -

Issuance of Shares for Acquisition
 of Subsidiaries                   $  147,802         $        -   $  147,802

Issuance of Shares for Services
 Rendered
 - Directors and Consultants       $    7,025         $    5,850   $    1,175

Convertible Notes Converted to
 Common Stock                      $   20,000         $   20,000   $        -





The accompanying notes are an integral part of these financial statements.



MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - The Company

     The Company was incorporated under the laws of the State of New York on January 3, 1995 as Kelly Green Products, Inc. Kelly Green Products, Inc. did not have any operating activities prior to the acquisitions of Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC.

     On October 10, 2001, the Company acquired 100% of the outstanding shares of Maui General Store, Inc. (A Colorado Corporation). The shareholders of Maui General Store, Inc. (A Colorado Corporation) exchanged their stock for 111,520,000 shares of the Company's common stock. The majority stockholder of the Company's also held the majority interest in Maui General Store, Inc. (A Colorado Corporation). There was no change to the business, management, location, policies or the assets and liabilities of Maui General Store, Inc.
(A Colorado Corporation)

     On October 10, 2001, in a separate transaction, the Company acquired a 100% interest in Hana Pearl, LLC (A Hawaii LLC) by exchanging 10,000,000 shares of the Company's common stock for the membership interest in Hana Pearl, LLC. Hana Pearl, LLC was initially formed on November 9, 2000 as a limited liability company under the laws of the state of Hawaii.

     On October 30, 2001, the Company changed its name to Maui General Store,
Inc.

     The noted acquisitions constitute a Recapitalization of the Companies and as a reverse acquisition. Accordingly, the historical operations of Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC became the operations of Maui General Store, Inc. (A New York Corporation). The accompanying financial statements reflect the financial position, results of operations, and cash flows for all periods presented as if the acquisitions had occurred at the beginning of the earliest period presented.

     Subsequent to the year end, Maui General Store, Inc. (A Colorado Corporation) was dissolved. The assets and liabilities of the Colorado Corporation have been retained by Maui General Store, Inc. (A New York Corporation)

     Description of Business

     The Company was formed to merchandise "island products", initially Hawaiian goods, and later, products from other islands. The products the Company plans to offer will span a variety of categories, ranging from coffee, candy, soaps and lotions to apparel. There will, however, be a common island theme in all of the Company's products. Hana Pearl, LLC is also a wholesaler of black and golden pearls, with the possibility of opening a retail store in Maui, Hawaii. In addition, the Company intends to create mail order catalogs of its products.

Note B - Nature of Operations and Summary of Significant Accounting Policies
         Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.


				- continued -


MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

     Development Stage

     The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its products. The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

     Method of Accounting

     The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

     Cash and Cash Equivalents

     Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

     Inventory

     Inventory consists of black and golden pearls, and is stated at the lower of cost or market and is based upon physical counts taken by management. This method of inventory valuation is referred to as specific identification.

     Advances from Stockholder

     Advances from stockholder consist of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms.

     Revenue Recognition

     Revenue from product sales are recognized when both the goods are shipped and the customer's right of return has expired, in the Hana Pearl, LLC subsidiary.

     Revenue from re-work/repair services for prior product sales is recognized as the services are provided, in the Hana Pearl, LLC subsidiary.

     Organizational Expenses

     Organizational expenses represent management, consulting, legal, accounting, and filing fees, incurred to date in the formation of the Company. Organizational costs are expensed as incurred pursuant to Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".



				- continued -


MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note B - Nature of Operations and Summary of Significant Accounting Policies - continued

     Income Taxes


     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", using the asset and liability approach, which require recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company had no material deferred tax assets or liabilities for the periods presented.

     Loss Per Common Share

     Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted average shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities.

     Financial Instruments

     The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

     Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits. Cash is placed primarily in high quality short-term interest bearing financial instruments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the
reporting period.   Actual results can differ from those estimates.

     Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.



MAUI GENERAL STORE, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C - Convertible Notes

     During 2002, the Company sold convertible notes to two individual investors. The notes did not bear interest, were unsecured and were payable on demand. At the holders' option, the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The initial Conversion Price was $0.25.

     The number of common share equivalents outstanding as of December 31, 2003 and 2002 was -0- and 80,000 shares, respectively.

Note D - Common Stock

     The Company had all of its organizational costs paid by stockholders. The stockholders paid $13,782 for these services for which they received 13,781,635 shares of the Company's common stock.

Note E - Leases

     The Company leases office space in Hana, Hawaii and in New York, New York, under operating leases, for $1,800 and $1,000 per month, respectively. The rent agreements are on a month-to-month basis. Rent Expense was $17,487 and $42,417 for the year ended December 31, 2002, and for the period from date of inception (January 3, 1995) through December 31, 2002, respectively. In 2003 the lease was revised so that the monthly payments consisted of utilities only in lieu of actual rent payments. Therefore, Rent Expense was $1,323 for the year ended December 31, 2003, respectively.

Note F - License Agreement

     On October 15, 2001, the Company entered into a licensing agreement with Baby Buddha, Inc. The agreement requires the Company to distribute a line of clothing for Baby Buddha, Inc. by October 15, 2004. The Company will pay Baby Buddha, Inc. a 5% royalty fee on all sales.

Note G - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
Company has reported net losses totaling $277,741 for the period from date of inception (January 3, 1995) through December 31, 2003. As a result, there is an accumulated deficit of $478,239 at December 31, 2003.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Maui General Store, Inc.


                                By: /s/ Richard H. Miller
                                ----------------------------
                                Richard H. Miller, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on March 24, 2004 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard H. Miller
---------------------------------
Richard H. Miller, Director
Chief Executive Officer, Chief
Financial and Accounting Officer


/s/ J'Amy Owens
---------------------------------
J'Amy Owens, Director


---------------------------------
Kenneth Sitomer,  Director


                       *       *       *       *       *

                    EXHIBIT 31: Rule 13a-14(a) Certification

I, Richard H. Miller, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Maui General Store, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


Date: March 24, 2004              /s/ Richard H. Miller
                                  ---------------------------
                                  Richard H. Miller, Chief Executive Officer


                     *       *       *       *       *

                  EXHIBIT 32: Rule 13a-14(b) Certification


The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Maui General Store, Inc.

A signed original of this written statement required by Section 906 has been provided to Maui General Store, Inc. and will be retained by Maui General Store, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

March 24, 2004                    /s/ Richard H. Miller
                                  ------------------------------------------
                                  Richard H. Miller (Chief executive officer)