Form 10QSB
period 2004-03-31
MAUI GENERAL STORE INC
filed 2004-05-13
CIK 928835

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                          Commission File No. 0-25319

                            MAUI GENERAL STORE, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)


           New York                                    84-1275578
 ----------------------------------------------------------------------------
 (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
  incorporation or organization)

                       P.O. Box 297, Hana, Maui, HI 96713
                   ---------------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (808) 248-8787


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject
to such filing requirements for the past 90 days.   Yes [X]      No [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                        May 12, 2004
                        Common Voting Stock: 143,606,635


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

PART 1 - FINANCIAL INFORMATION

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado


                         CONSOLIDATED BALANCE SHEETS



                                              (Unaudited)
                                                March 31,     December 31,
                                                 2004             2003
                                              -----------------------------

ASSETS

Current Assets
 Cash and Cash Equivalents                    $      862      $    8,647
 Inventory                                        16,668           8,568
 Receivable - Stockholder                              -           2,003
                                                --------        --------
Total Assets                                  $   17,530      $   19,218
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts Payable                             $   34,750      $   96,200
 Deposits                                          2,500           2,500
 Accrued Expenses                                    820             739
 Advances from Stockholder                        24,997               -
                                                --------        --------
Total Liabilities                                 63,067          99,439

Stockholders' Deficit
 Common Stock - $.001 Par; 500,000,000
  Shares Authorized, 143,731,635 and
  143,606,635 Shares Issued and
  Outstanding, Respectively                      143,732         143,607
 Additional Paid-in Capital                      279,286         254,411
 Deficit Accumulated During Development Stage   (468,555)       (478,239)
                                                --------        --------
Total Stockholders' Equity (Deficit)             (45,537)        (80,221)
                                                --------        --------
Total Liabilities and Stockholders'
 Equity (Deficit)                             $   17,530      $   19,218
                                                ========        ========


The accompanying notes are an integral part of these financial statements.

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                           (A NEW YORK CORPORATION)
                                Denver, Colorado


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                               Deficit
                                                             Accumulated
                                                 Additional    During        Total
                          Number of     Common   Paid-In     Development  Stockholders'
                           Shares       Stock    Capital        Stage    Equity (Deficit)
-----------------------------------------------------------------------------------------

Inception - January 3, 1995       -   $       -    $       -   $       -   $        -

Common Stock Issued in
 Exchange for Expenses
 Paid by Stockholders    13,781,635      13,782            -           -       13,782

Franchise Taxes Paid by
 Stockholder on Behalf
 of the Corporation               -           -        2,811           -        2,811

Common Stock Issued in
 Exchange for Membership
 Interest in Hana Pearl,
 LLC                     10,000,000 (1)  10,000        1,000     (15,498)      (4,498)

Common Stock Issued in
 Exchange for Shares in
 Maui General Store,
 Inc.                   111,520,000 (2) 111,520      225,780    (185,000)     152,300

Common Stock Issued for
 Cash                     6,100,000       6,100            -           -         6,100

Common Stock Issued in
 Exchange for Services    1,175,000       1,175            -           -         1,175

Net Loss for the Period           -           -            -    (202,401)     (202,401)
                        ---------------------------------------------------------------
Balance - December 31,
 2002                   142,576,635   $ 142,577    $ 229,591  $ (402,899)   $  (30,731)

                                     - continued -



(1) - This transaction reflects the share exchange pursuant to the membership interest purchase agreement with Hana Pearl, LLC.
(2) - This transaction reflects the share exchange pursuant to the stock purchase agreement with Maui General Store, Inc.


The accompanying notes are an integral part of these financial statements.




                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                            (A NEW YORK CORPORATION)
                                Denver, Colorado


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - continued

                                                               Deficit
                                                             Accumulated
                                                 Additional    During        Total
                          Number of     Common   Paid-In     Development  Stockholders'
                           Shares       Stock    Capital        Stage    Equity (Deficit)
----------------------------------------------------------------------------------------
Balance - December 31,
 2002                   142,576,635  $ 142,577   $ 229,591   $ (402,899) $ (30,731)

Common Stock Issued in
 Exchange for Services      800,000        800           -            -        800

Convertible Notes
 Converted to Common Stock   40,000         40        9,960           -     10,000

Net Loss for the Period           -          -            -        (226)      (226)
                        -----------------------------------------------------------
Balance - March 31, 2003
 (Unaudited)            143,416,635    143,417      239,551    (403,125)   (20,157)

Common Stock Issued in
 Exchange for Services      150,000        150        4,900           -      5,050

Convertible Notes
 Converted to Common
 Stock                       40,000         40        9,960           -     10,000

Net Loss for the Period
 (Unaudited)                      -          -            -     (75,114)   (75,114)
                        -----------------------------------------------------------
Balance - December 31,
 2003                   143,606,635    143,607      254,411    (478,239)   (80,221)

Common Stock Issued in
 Exchange for Services      125,000        125       24,875           -     25,000

Net Income for the Period         -          -            -       9,684      9,684
                        ----------------------------------------------------------
Balance - March 31, 2004
 (Unaudited)            143,731,635  $ 143,732   $  279,286   $(468,555)  $(45,537)
                        ==========================================================



                     MAUI GENERAL STORE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             (A NEW YORK CORPORATION)
                                Denver, Colorado


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                     Period From
                                  Date of Inception      Three Months Ended
                                  (January 3, 1995)           March 31,
                                Through March 31, 2004    2004         2003
                              ------------------------- ---------------------
Revenues, Net                        $  84,811          $  10,220  $    2,650

Cost of Goods Sold                      46,115              6,255           -
                                      --------           --------    --------
Gross Profit                            38,696              3,965       2,650

Operating Expenses
 Auto Expense                            3,135                  -           -
 Business Planning                       2,449                  -           -
 Consulting Services                    58,833                  -         893
 Office Expense                         10,219              2,220       1,097
 Organizational Costs                   16,956                  -           -
 Professional Fees                     144,745                158         349
 Rent Expense                           44,068                328           -
 Telephone Expenses                      6,713                215         201
 Travel and Entertainment               31,731                633         336
                                      --------           --------    --------
Total Operating Expenses               318,849              3,554       2,876
                                      --------           --------    --------
Income (Loss) Before Other Income     (280,153)               411        (226)

Other Income
 Forgiveness of Debt                     9,450              9,450           -
 Interest Income                         2,823                  -           -
                                      --------           --------    --------
Income (Loss) Before Provision for
 Taxes                                (267,880)             9,861        (226)

Provision for Taxes                        177                177           -
                                      --------           --------    --------
Net Income (Loss) for the Period    $ (268,057)         $   9,684   $    (226)
                                      ========           ========    ========
Weighted Average Number
 of Common Shares Outstanding:
 Basic                             136,622,788        143,689,053 142,576,635
                                   ===========        =========== ===========

 Diluted                           136,627,188        143,689,053 142,616,635
                                   ===========        =========== ===========
Loss Per Common Share:
 Basic                            $          -        $         - $         -
 Diluted                          $          -                  - $         -

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)
                              Denver, Colorado


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     Period From
                                  Date of Inception      Three Months Ended
                                  (January 3, 1995)           March 31,
                                Through March 31, 2004    2004         2003
                              ------------------------- ---------------------
Cash Flows from Operating
 Activities
 Net Income (Loss) for the Period     $ (268,057)        $  9,684   $   (226)
 Non-Cash Adjustments
 Organizational Expenses Paid by
  Shareholders                            13,782                -          -
  Franchise Taxes Paid by Shareholders     2,811                -          -
  Issuance of Shares for Acquisition of
   Subsidiaries                          147,802
  Issuance of Shares for Services
   Rendered
   - Directors and Consultants             7,025                -        800

 Changes in Assets and Liabilities
  Inventory                              (16,668)          (8,100)      (700)
  Receivable - Stockholder                 2,003            2,003          -
  Accounts Payable                        84,747          (11,453)         -
  Deposits                                 2,500                -          -
  Accrued Expenses                           820               81          -
                                       ---------         --------   --------
Net Cash Flows from Operating
 Activities                              (23,235)          (7,785)      (126)
                                       ---------         --------   --------

Cash Flows from Investing Activities           -                -          -
                                       ---------         --------   --------

Cash Flows from Financing Activities
 Advances from (Advances to)
  Stockholder, Net                         2,003                -        780
 Proceeds from (Repayment on) Loan
  Payable                                      -                -        713
 Proceeds from Issuance of Convertible
  Notes                                   20,000                -          -
 Proceeds from Issuance of Stock           6,100                -          -
                                       ---------         --------   --------
Cash Flows from Financing Activities      24,097                -         67
                                       ---------         --------   --------
Net Change in Cash and Cash Equivalents      862           (7,785)      (659)

Cash and Cash Equivalents - Beginning of
 Period                                        -            8,647        331

Cash and Cash Equivalents - End of
 Period                               $      862         $  8,062    $   272
                                       =========          =======     ======


Supplemental Disclosures

Interest Paid                         $        -         $      -    $     -
Income Taxes Paid                     $        -         $      -    $     -

                     MAUI GENERAL STORE, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                              (A NEW YORK CORPORATION)
                                  Denver, Colorado


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

                                     Period From
                                  Date of Inception      Three Months Ended
                                  (January 3, 1995)           March 31,
                                Through March 31, 2004    2004         2003
                              ------------------------- ----------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

 Organizational Expenses Paid by
  Shareholders                    $   13,782            $      -      $      -
  Franchise Taxes Paid by
   Shareholders                   $    2,811            $      -      $      -
  Issuance of Shares for
   Acquisition of Subsidiaries    $  147,802            $      -      $
  Issuance of Shares for Services
   Rendered - Directors and
   Consultants in Payment of
   Accounts Payable               $   32,025            $ 25,000

  Payment of Expenses by
   Stockholder on Behalf of
   Corporation                    $   27,000            $ 27,000      $      -
  Convertible Notes Converted
   to Common Stock                $   20,000            $             $ 10,000

                     MAUI GENERAL STORE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             (A NEW YORK CORPORATION)
                                 Denver, Colorado


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - The Company

	The Company was incorporated under the laws of the State of New York on January 3, 1995 as Kelly Green Products, Inc. Kelly Green Products, Inc. did not have any operating activities prior to the acquisitions of Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC.

	On October 10, 2001, the Company acquired 100% of the outstanding shares of Maui General Store, Inc. (A Colorado Corporation). The shareholders of Maui General Store, Inc. (A Colorado Corporation) exchanged their stock for 111,520,000 shares of the Company's common stock. The majority stockholder of the Company also holds the majority interest in Maui
General Store, Inc. (A Colorado Corporation). There was no change to the business, management, location, policies or the assets and liabilities of Maui General Store, Inc. (A Colorado Corporation).

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

        In the first quarter, Maui General Store, Inc. (A Colorado Corporation) was dissolved. The assets and liabilities of the Colorado Corporation have been retained by Maui General Store, Inc. (A New York Corporation)

        Description of Business

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

Note B - Principles of Consolidation

	The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Maui General Store, Inc. (A New York Corporation) and Hana Pearl, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.


                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)
                             Denver, Colorado


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C - Basis of Presentation

	The condensed financial statements of Maui General Store, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB.

	The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

Note D - Common Stock

	In February, 2004, 125,000 shares of .001 par common stock were issued in exchange for past legal services at .20 a share to reduce accounts payable.

Note E - Advances from Stockholder

        Advances from stockholder consist of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. During the fist quarter, there was payment by stockholder for $27,000 for past accounting fees which reduced accounts payable.

Note F - Going Concern

        The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses totaling $267,880 for the period from date of inception (January 3, 1995) through March 31, 2004. As a result, there is an accumulated deficit of $468,555 at March 31, 2004.

        The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

         Results of Operations

         All of our revenue during the first quarter of 2004 was produced by the operations of our subsidiary, Hana Pearl, LLC. The revenue and direct expenses of that business remained relatively unchanged from 2002 to 2003. We do not expect any significant change in the business of Hana Pearl unless we obtain the capital resources needed to expand its business into Internet and catalog sales.

         Our administrative expenses during the quarter ended March 31, 2004 likewise was not significantly changed from the quarter ended March 31, 2003. The expenses remain disproportionate to our revenue, since we incur legal and accounting expenses, as well as travel expenses, as a result of being a public company.

         Since we are now engaged in an ongoing effort to obtain the capital resources needed to implement our business plan, we expect to continue to incur administrative expenses that exceed our gross profit. Therefore we expect that we will continue to report net losses until we do obtain the necessary capital investment.

Liquidity and Capital Resources

         At March 31, 2004 we had a working capital deficit of ($45,537), primarily due to the fact that we had no accounts receivable and had $34,750 in accounts payable. Our operations consumed $7,785 of cash in the quarter ended March 21, 2004 despite our net income of $9,684, primarily due to the fact that we reduced our accounts payable by $61,450 during the quarter.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Richard Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Miller performed his evaluation.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

        Reports on Form 8-K.  None

        Exhibits:

 	31	Rule 13a-14(a) Certification
        32      Rule 13a-14(b) Certification


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAUI GENERAL STORE, INC.


Date: May 13, 2004			By: /s/ Richard Miller
                                        -----------------------------------
                                        Richard Miller, Chief Executive
                                         Officer, Chief Financial Officer,
                                         Chief Accounting Officer



                      *       *       *       *       *

EXHIBIT 31: Rule 13a-14(a) Certification

I, Richard Miller, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Maui General Store, Inc.;

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

Date: May 13, 2004             /s/ Richard Miller
                               --------------------------------------------
                               Richard Miller, Chief Executive Officer, Chief
                                Financial Officer



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

Date: May 13, 2004                 /s/ Richard Miller
                                   -----------------------------------------
                                   Richard Miller (Chief executive officer,
                                   Chief financial officer)