Form 10QSB
period 2004-06-30
MAUI GENERAL STORE INC
filed 2004-08-16
CIK 928835

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-25319


                          MAUI GENERAL STORE, INC.
              --------------------------------------------
             (Name of Small Business Issuer in its Charter)


              New York                             84-1275578
    ------------------------------------------------------------------
   (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
    incorporation or organization)

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         August 13, 2004
                         Common Voting Stock: 143,606,635


Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                           (A NEW YORK CORPORATION)
                               Denver, Colorado


                          CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                    June 30,    December 31,
                                                     2004           2003
                                                  -----------   -----------
ASSETS

Current Assets
 Cash and Cash Equivalents                         $     248     $   8,647
 Inventory                                            18,390         8,568
 Advances to Stockholder                                   -         2,003
                                                     -------       -------
 Total Assets                                      $  18,638     $  19,218
                                                     =======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts Payable                                  $   4,500     $  96,200
 Deposits                                                  -         2,500
 Accrued Expenses                                        731           739
 Advances from Stockholder                            36,852             -
                                                     -------       -------
 Total Liabilities                                    42,083        99,439

Stockholders' Equity (Deficit)
 Common Stock - $.001 Par;
  500,000,000 Shares Authorized,
  143,731,635 and 143,606,635 Shares
  Issued and Outstanding, Respectively               143,732      143,607
 Additional Paid-in Capital                          279,286      254,411
 Deficit Accumulated During Development Stage       (446,463)    (478,239)
                                                     -------      -------
 Total Stockholders' Equity (Deficit)                (23,445)     (80,221)

 Total Liabilities and Stockholders' Equity
  (Deficit)                                        $  18,638     $ 19,218
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

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                            Deficit
                                                            Accumulated
                                               Additional   During         Total
                         Number of    Common   Paid-In      Development    Stockholders'
                         Shares       Stock    Capital      Stage          Equity (Deficit)
------------------------------------------------------------------------------------------
Inception -
 January 3, 1995                  -   $       -   $       -  $         -     $        -

Common Stock Issued
 in Exchange for
 Expenses Paid by
 Stockholders            13,781,635      13,782           -            -         13,782

Franchise Taxes Paid
 by Stockholder
 on Behalf of the
 Corporation                      -           -       2,811            -          2,811

Common Stock Issued
 in Exchange for
 Membership Interest
 in Hana Pearl, LLC     10,000,000 (1)   10,000       1,000      (15,498)        (4,498)

Common Stock Issued
 in Exchange for
 Shares in Maui
 General Store, Inc.   111,520,000 (2)  111,520     225,780     (185,000)       152,300

Common Stock Issued
 for Cash                6,100,000        6,100           -            -          6,100

Common Stock Issued
 in Exchange for
 Services                1,175,000        1,175           -            -          1,175

Net Loss for the Period          -            -           -     (202,401)      (202,401)
                       ----------------------------------------------------------------
Balance -
 December 31, 2002     142,576,635    $ 142,577   $ 229,591  $ (402,899)     $  (30,731)


                                                           - continued -



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

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado


      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 continued



                                                            Deficit
                                                            Accumulated
                                               Additional   During         Total
                         Number of    Common   Paid-In      Development    Stockholders'
                         Shares       Stock    Capital      Stage          Equity (Deficit)
------------------------------------------------------------------------------------------

Balance -
 December 31, 2002     142,576,635    $ 142,577   $ 229,591  $ (402,899)  $ (30,731)

Common Stock Issued
 in Exchange for
 Services                  800,000          800           -           -         800

Convertible Notes
 Converted to Common
 Stock                      40,000           40       9,960           -      10,000

Net Income for the
 Period                          -            -           -        (752)       (752)
                       ------------------------------------------------------------
Balance - June 30,
 2003 (Unaudited)      143,416,635      143,417     239,551    (403,651)    (20,683)

Common Stock Issued
 in Exchange for
 Services                  150,000          150       4,900           -       5,050

Convertible Notes
 Converted to Common
 Stock                      40,000           40       9,960           -      10,000

Net Income for the
 Period                          -            -           -     (74,588)    (74,588)
                       ------------------------------------------------------------
Balance -
 December 31, 2003     143,606,635      143,607     254,411    (478,239)    (80,221)

Common Stock Issued
 in Exchange for
 Services                  125,000          125      24,875           -      25,000

Net Income for the
 Period                          -            -           -      31,776      31,776
                       ------------------------------------------------------------
Balance - June 30,
 2004 (Unaudited)      143,731,635    $ 143,732   $ 279,286  $(446,463)   $ (23,445)
                       ============================================================


The accompanying notes are an integral part of these financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                           (A NEW YORK CORPORATION)
                               Denver, Colorado

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                      Period From         Three Months Ended
                                   Date of Inception            June 30,
                                   (January 3, 1995)       2004        2003
                                   -----------------    ---------------------
Revenues                              $   99,271        $  14,460    $  8,285

Cost of Goods Sold                        53,136            7,021       3,788
                                       ---------         --------     -------
Gross Profit                              46,135            7,439       4,497
                                       ---------         --------     -------
Operating Expenses
 Auto Expense                              3,135                -           -
 Business Planning                         2,449                -           -
 Consulting Services                      58,833                -           -
 Office Expense                           11,532            1,136         424
 Organizational Costs                     16,956                -           -
 Professional Fees                       149,245            4,500           -
 Rent Expense                             44,224              156         800
 Telephone Expenses                        6,835              122         136
 Travel and Entertainment                 34,003            2,272       2,364
                                       ---------         --------     -------
Total Operating Expenses                 327,212            8,186       3,724
                                       ---------         --------     -------

Income (Loss) Before Other Income       (281,077)            (747)        773

Other Income
 Forgiveness of Debt                      32,289           22,839           -
 Interest Income                           2,823                -           -
                                       ---------         --------     -------
Income (Loss) Before Provision for
 Taxes                                  (245,965)          22,092         773

Provision for Taxes                            -                -           -
                                       ---------         --------     -------
Net Income (Loss) for the Period      $ (245,965)       $  22,092    $    773
                                       =========         ========     =======

Weighted Average Number
 of Common Shares Outstanding:
 Basic                               137,531,794      143,731,635 143,416,635
 Diluted                             137,531,794      143,731,635 143,456,635

Income (Loss) Per Common Share:
 Basic                                $     0.00        $    0.00    $   0.00
 Diluted                              $     0.00        $    0.00    $   0.00




The accompanying notes are an integral part of these financial statements.

                                          Six Months Ended June 30,
                                               2004       2003
                                          -------------------------
Revenues                                  $   24,680   $   10,935

Cost of Goods Sold                            13,276        5,087
                                            --------      -------
Gross Profit                                  11,404        5,848
                                            --------      -------
Operating Expenses
 Auto Expense                                      -            -
 Business Planning                                 -            -
 Consulting Services                               -          893
 Office Expense                                3,533        1,521
 Organizational Costs                              -            -
 Professional Fees                             4,658          349
 Rent Expense                                    484          800
 Telephone Expenses                              337          337
 Travel and Entertainment                      2,905        2,700
                                            --------      -------
Total Operating Expenses                      11,917        6,600
                                            --------      -------

Income (Loss) Before Other Income               (513)        (752)

Other Income
 Forgiveness of Debt                          32,289            -
 Interest Income                                   -            -
                                            --------      -------
Income (Loss) Before Provision for
 Taxes                                        31,776         (752)

Provision for Taxes                                -            -
                                            --------      -------
Net Income (Loss) for the Period          $   31,776    $    (752)
                                            ========      =======

Weighted Average Number
 of Common Shares Outstanding:
 Basic                                   143,709,657  142,998,955
 Diluted                                 143,709,657  142,998,955

Income (Loss) Per Common Share:
 Basic                                    $     0.00    $    0.00
 Diluted                                  $     0.00    $    0.00



The accompanying notes are an integral part of these financial statements.

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)
                             Denver, Colorado


             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                      Period From          Six Months Ended
                                   Date of Inception           June 30,
                                   (January 3, 1995)       2004        2003
                                   -----------------    ---------------------
Cash Flows from Operating
 Activities

 Net Income (Loss) for the Period      $ (245,965)      $  31,776   $   (752)
  Non-Cash Adjustments
  Organizational Expenses Paid by
   Shareholders                            13,782               -          -
  Franchise Taxes Paid by Shareholders      2,811               -          -
  Issuance of Shares for Acquisition
   of Subsidiaries                        147,802               -          -
  Issuance of Shares for Services
   Rendered - Directors and Consultants    32,025          25,000        800
  Forgiveness of Debt                     (32,289)        (32,289)         -
  Changes in Assets and Liabilities
   Inventory                              (18,390)         (9,822)     3,889
   Accounts Payable                        36,789         (59,411)         -
   Accrued Expenses                           731              (8)         -
   Deposits                                     -          (2,500)         -
                                         --------         -------    -------
  Net Cash Flows from Operating
   Activities                             (62,704)        (47,254)     3,937
                                         --------         -------    -------

Cash Flows from Investing Activities            -               -          -
                                         --------         -------    -------

Cash Flows from Financing Activities
 Advances from (Advances to)
  Stockholder, Net                         36,852          38,855     (1,028)
  Repayment on Loan Payable                     -               -       (926)
  Proceeds from Issuance of Convertible
   Notes                                   20,000               -          -
  Proceeds from Issuance of Stock           6,100               -          -
                                         --------         -------    -------
  Net Cash Flows from Financing
   Activities                              62,952          38,855     (1,954)
                                         --------         -------    -------
Net Change in Cash and Cash Equivalents       248          (8,399)     1,983

Cash and Cash Equivalents - Beginning of
 Period                                         -           8,647        331
                                         --------         -------    -------
Cash and Cash Equivalents - End of
 Period                                $      248       $     248   $  2,314
                                         ========         =======    =======


Supplemental Disclosures
 Interest Paid                         $        -       $       -   $      -
 Income Taxes Paid                     $        -       $       -   $      -




The accompanying notes are an integral part of these financial statements.

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)
                             Denver, Colorado


         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued


                                      Period From          Six Months Ended
                                   Date of Inception           June 30,
                                   (January 3, 1995)       2004        2003
                                   -----------------    ---------------------
NON-CASH INVESTING AND FINANCING
 ACTIVITIES

 Organizational Expenses Paid by
  Shareholders                        $   13,782        $      -    $       -
 Franchise Taxes Paid by
  Shareholders                        $    2,811        $      -    $       -
 Issuance of Shares for Acquisition
  of Subsidiaries                     $  147,802        $      -    $       -
 Issuance of Shares for Services
  Rendered-Directors and Consultants  $   32,025        $ 25,000    $     800
 Payment of Expenses by Stockholder
  on Behalf of Corporation            $   39,000        $ 39,000    $       -
 Convertible Notes Converted to
  Common Stock                        $   20,000        $      -    $  10,000







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

     In the first quarter of 2004, Maui General Store, Inc. (A Colorado Corporation) was dissolved. The assets and liabilities of the Colorado Corporation have been retained by Maui General Store,
Inc. (A New York Corporation)

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

Note E - Advances from Stockholder

     Advances from stockholder consist of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. During the current fiscal year, there were payments made by a stockholder for $39,000 for past accounting and legal fees which reduced accounts payable.

Note F - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses totaling $245,965 for the period from date of inception
(January 3, 1995) through June 30, 2004. As a result, there is an accumulated deficit of $446,463 at June 30, 2004.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Results of Operations

     All of our revenue during the first six months of 2004 was produced by the operations of our subsidiary, Hana Pearl, LLC. The revenue and direct expenses of that business remained relatively unchanged from 2003 to 2004. We do not expect any significant change in the business of Hana Pearl unless we obtain the capital resources needed to expand its business into Internet and catalog sales.

    Our administrative expenses during the six months ended June 30, 2004 likewise was not significantly changed from the six months ended June 30, 2003. The expenses remain disproportionate to our revenue, since we incur legal and accounting expenses, as well as travel expenses, as a result of being a public company.

    Since we are now engaged in an ongoing effort to obtain the capital resources needed to implement our business plan, we expect to continue to incur administrative expenses that exceed our gross profit. Therefore we expect that we will continue to report net losses until we do obtain the necessary capital investment.


Liquidity and Capital Resources

     At June 30, 2004 we had a working capital deficit of ($23,445). The urgency of the deficit was alleviated, however, when our largest shareholder loaned us money to reduce our payables. While that debt remains a current liability, it is not a pressing liability in the manner of overdue accounts payable.

     Our operations consumed $47,254 of cash in the six months ended June 30, 2004 despite our net income of $31,776, primarily due to the fact that we reduced our accounts payable by $59,411 during the period.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Richard Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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


                                    MAUI GENERAL STORE, INC.


Date: August 13, 2004               By: /s/ Richard Miller
                                    ------------------------------------------
                                    Richard Miller, Chief Executive Officer,
                                     Chief Financial Officer, Chief Accounting
                                     Officer


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



Date: August 13, 2004			/s/ Richard Miller
                                        ---------------------------------
                                        Richard Miller, Chief Executive
                                         Officer, Chief Financial Officer



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

Date: August 13, 2004              /s/ Richard Miller
                                   ------------------------
                                   Richard Miller (Chief executive officer,
                                    Chief financial officer)