Form 10QSB
period 2004-09-30
MAUI GENERAL STORE INC
filed 2004-11-15
CIK 928835

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 0-25319

                          MAUI GENERAL STORE, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)


          New York                                     84-1275578
    ----------------------------------------------------------------------
   (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
    incorporation or organization)

                     P.O. Box 297, Hana, Maui, HI 96713
                  ----------------------------------------
                  (Address of Principal Executive Offices)

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

                          November 12, 2004
                          Common Voting Stock: 143,606,635

 Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

                 MAUI GENERAL STORE, INC. AND SUBSIDIARY
                      (A DEVELOPMENT STAGE COMPANY)
                        (A NEW YORK CORPORATION)
                            Denver, Colorado

CONSOLIDATED BALANCE SHEETS                    (Unaudited)
                                              September 30,      December 31,
                                                  2004              2003
                                              -------------      ------------
ASSETS
 Current Assets
 Cash and Cash Equivalents                     $   2,051           $   8,647
 Inventory                                        19,667               8,568
 Advances to Stockholder                               -               2,003
                                                --------             -------
 Total Assets                                  $  21,718           $  19,218
                                                ========             =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Accounts Payable                              $   1,400           $  96,200
 Deposits                                              -               2,500
 Accrued Expenses                                    656                 739
 Advances from Stockholder                        41,350                   -
                                                --------             -------
 Total Liabilities                                43,406              99,439

Stockholders' Deficit
 Common Stock:  $.001 Par; 500,000,000
  Shares Authorized; 143,931,635 and
  143,606,635 Shares Issued and
  Outstanding, Respectively                      143,932             143,607
 Additional Paid-In Capital                      279,286             254,411
 Deficit Accumulated During Development Stage   (444,906)           (478,239)
                                                --------            --------
 Total Stockholders' Deficit                     (21,688)            (80,221)
                                                --------            --------
 Total Liabilities and Stockholders' Deficit   $  21,718           $  19,218
                                                ========            ========


The accompanying notes are an integral part of these financial statements.

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                            Deficit
                                                          Accumulated     Total
                                             Additional     During    Stockholders'
                       Number       Common    Paid-In     Development    Equity
                      of Shares     Stock     Capital        Stage      (Deficit)
--------------------------------------------------------------------------------

Inception -
 January 3, 1995              - $        -   $      -      $      -    $         -

Common Stock Issued
 in Exchange for
 Expenses Paid by
 Stockholders        13,781,635     13,782          -             -         13,782

Franchise Taxes
 Paid by
 Stockholder on
 Behalf of the
 Corporation                  -          -      2,811             -          2,811

Common Stock Issued
 in Exchange for
 Membership Interest
 in Hana Pearl, LLC  10,000,000<1)  10,000      1,000       (15,498)        (4,498)

Common Stock Issued
 in Exchange for
 Shares in Maui
 General Store,
 Inc.               111,520,000(2) 111,520    225,780      (185,000)       152,300

Common Stock Issued
 for Cash             6,100,000      6,100          -             -          6,100

Common Stock Issued
 in Exchange for
 Services             1,175,000      1,175          -             -          1,175

Net Loss for the
 Period                       -          -          -      (202,401)      (202,401)
                   ----------------------------------------------------------------
Balance -
 December 31, 2002  142,576,635  $ 142,577  $ 229,591    $ (402,899)   $   (30,731)


                                                                      - continued-

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



                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
(A NEW YORK CORPORATION)
Denver, Colorado


                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                            Deficit
                                                          Accumulated     Total
                                             Additional     During    Stockholders'
                       Number       Common    Paid-In     Development    Equity
                      of Shares     Stock     Capital        Stage      (Deficit)
--------------------------------------------------------------------------------

Balance -
 December 31, 2002  142,576,635  $ 142,577  $ 229,591    $ (402,899)   $   (30,731)

Common Stock Issued
 in Exchange for
 Services               950,000        950      4,900             -          5,850

Convertible Notes
 Converted to Common
 Stock                   80,000         80     19,920             -         20,000

Net Loss for the
 Period (Unaudited)           -          -          -       (34,916)       (34,916)
                    --------------------------------------------------------------
Balance -
 September 30, 2003
 (Unaudited)        143,606,635  $ 143,607  $ 254,411    $ (437,815)   $   (39,797)

Net Loss for the
 Period (Unaudited)           -          -          -       (40,424)       (40,424)
                    --------------------------------------------------------------
Balance -
 December 31, 2003  143,606,635  $ 143,607  $ 254,411    $ (478,239)   $   (80,221)

Common Stock Issued
 in Exchange for
 Services               325,000        325     24,875             -         25,200

Net Income for the
 Period (Unaudited)           -          -          -        33,333         33,333
                    --------------------------------------------------------------
Balance -
 September 30, 2004
 (Unaudited)        143,931,635  $ 143,932  $ 279,286    $ (444,906)   $   (21,688)
                    ==============================================================


The accompanying notes are an integral part of these financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                               Denver, Colorado

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                         Period From
                                      Date of Inception      Three Months Ended
                                      (January 3, 1995)          September 30,
                                           Through
                                      September 30, 2004       2004      2003
                                      ------------------     ------------------
Revenues, Net                             $ 105,506         $  6,235   $  7,455

Cost of Goods Sold                           54,738            1,602      6,145
                                           --------          -------    -------
Gross Profit                                 50,768            4,633      1,310

Operating Expenses
 Auto Expense                                 3,135                -          -
 Business Planning                            2,449                -          -
 Consulting Services                         59,336              503         50
 Office Expense                              12,213              681      1,648
 Organizational Costs                        16,956                -          -
 Professional Fees                          150,845            1,600     33,000
 Rent Expense                                44,224                -        316
 Telephone Expenses                           7,032              197        206
 Travel and Entertainment                    34,003                -        100
                                           --------           ------    -------
Total Operating  Expenses                   330,193            2,981     35,320
                                           --------           ------    -------
Income (Loss) Before Other
 Income                                    (279,425)           1,652    (34,010)

Other Income
 Forgiveness of Debt                         32,289                -          -
 Interest Income                              2,823                -          -

Income (Loss) Before Provision             --------           ------    -------
 for Taxes                                 (244,313)           1,652    (34,010)

Provision for Taxes                              95               95        154
                                           --------           ------    -------
Net Income (Loss) for the Period         $ (244,408)        $  1,557  $ (34,164)
                                           ========           ======    =======

Weighted Average Number of Common
 Shares Outstanding
 - Basic and Diluted                    137,696,827      143,914,244 143,496,960

Net Income (Loss) per Common
 Share - Basic and Diluted               $     0.00         $   0.00  $   (0.00)
                                           ========           ======    ========


The accompanying notes are an integral part of these financial statements.

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)
                              Denver, Colorado

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - continued



                                            Nine Months Ended
                                            September 30, 2004
                                           2004            2003
                                         ------------------------
Revenues, Net                            $  30,915     $  18,390

Cost of Goods Sold                          14,878        11,232
                                          --------      --------
Gross Profit                                16,037         7,158

Operating Expenses
 Auto Expense                                    -             -
 Business Planning                               -             -
 Consulting Services                           503           943
 Office Expense                              4,214         3,169
 Organizational Costs                            -             -
 Professional Fees                           6,258        33,349
 Rent Expense                                  484         1,116
 Telephone Expenses                            534           543
 Travel and Entertainment                    2,905         2,800
                                          --------      --------
Total Operating  Expenses                   14,898        41,920
                                          --------      --------

Income (Loss) Before Other Income            1,139       (34,762)

Other Income
 Forgiveness of Debt                        32,289             -
 Interest Income                                 -             -
                                          --------      --------
Income (Loss) Before Provision for Taxes    33,428       (34,762)

Provision for Taxes                             95           154
                                          --------      --------
Net Income (Loss) for the Period         $  33,333     $ (34,916)
                                          ========      ========
Weighted Average Number
 of Common Shares Outstanding
 - Basic and Diluted                   143,778,350   143,166,781

Net Income (Loss) per Common Share:
 Share - Basic and Diluted               $    0.00     $    0.00
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

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         Period From
                                      Date of Inception       Nine Months Ended
                                      (January 3, 1995)          September 30,
                                           Through
                                      September 30, 2004       2004      2003
                                      ------------------     ------------------
Cash Flows from Operating Activities
 Net Income (Loss) for the Period        $ (244,408)        $ 33,333  $ (34,916)
 Non-Cash Adjustments:
  Organizational Expenses Paid by
   Shareholders                              13,782                -          -
  Franchise Taxes Paid by Shareholders        2,811                -          -
  Issuance of Shares for Acquisition of
   Subsidiaries                             147,802                -          -
  Issuance of Shares for Services Rendered
   - Directors and Consultants               32,225           25,200      5,850
  Foregiveness of Debt                      (32,289)         (32,289)         -

 Changes in Assets and Liabilities:
  Inventory                                 (19,667)         (11,099)     2,829
  Accounts Payable                           33,689          (62,511)    28,000
  Accrued Expenses                              656              (83)         -
  Deposits                                        -           (2,500)         -
                                          ---------          -------    -------
 Net Cash Flows from Operating Activities   (65,399)         (49,949)     1,763
                                          ---------          -------    -------

Cash Flows from Investing Activities              -                -          -
                                          ---------          -------    -------
Cash Flows From Financing Activities
 Advances from (Repayments to)
  Stockholder, Net                           41,350           43,353       (560)
 Repayment on Loan Payable                        -                -       (926)
 Proceeds from Issuance of Convertible
  Notes                                      20,000                -          -
 Proceeds from Issuance of Stock              6,100                -          -
                                          ---------          -------    -------
 Net Cash Flows from Financing Activities    67,450           43,353     (1,486)
                                          ---------          -------    -------

Net Change in Cash and Cash Equivalents       2,051           (6,596)       277

Cash and Cash Equivalents - Beginning
 of Period                                        -            8,647        331
                                          ---------          -------    -------
Cash and Cash Equivalents - End
 of Period                               $    2,051         $  2,051   $    608
                                          =========          =======    =======


The accompanying notes are an integral part of these financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                             Denver, Colorado

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued

                                         Period From
                                      Date of Inception       Nine Months Ended
                                      (January 3, 1995)          September 30,
                                           Through
                                      September 30, 2004       2004      2003
                                      ------------------     ------------------

Supplemental Disclosures
 Interest Paid                           $        -         $      -   $      -
 Income Taxes Paid                       $        -         $      -   $      -

NON-CASH INVESTING AND FINANCING
 ACTIVITIES
 Convertible Notes Converted to Common
  Stock                                  $   20,000         $      -   $ 20,000

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

     On October 10, 2001, the Company acquired 100% of the outstanding shares of Maui General Store, Inc. (A Colorado Corporation). The shareholders of Maui General Store, Inc. (A Colorado Corporation) exchanged their stock for 111,520,000 shares of the Company's common stock. The majority stockholder of the Company held the majority interest in Maui General Store, Inc. (A
Colorado Corporation). There was no change to the business, management, location, policies or the assets and liabilities of Maui General Store, Inc.
(A Colorado Corporation).

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

     In the first quarter of 2004, Maui General Store, Inc. (A Colorado Corporation) was dissolved. The assets and liabilities of the Colorado Corporation have been retained by Maui General Store, Inc. (A New York Corporation).

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

                  MAUI GENERAL STORE, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)
                              Denver, Colorado

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Basis of Presentation

     The condensed consolidated financial statements of Maui General Store, Inc. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

Note D - Common Stock

     In February, 2004, the Company issued 125,000 shares of common stock in exchange for legal services totaling $25,000, which reduced accounts payable.

     In July, 2004, the Company issued 200,000 shares of common stock in exchange for legal services totaling $200.

Note E - Advances from Stockholder

     Advances from stockholder consist of advances due on demand for working capital purposes. The amount due has an unstated interest rate and contains no formal repayment terms. During the nine months ended September 30, 2004, there were payments made by a stockholder totaling $39,000 for accounting and legal fees, which reduced accounts payable.

Note F - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses totaling $244,408 for the period from date of inception (January 3, 1995) through September 30, 2004. As a result, there is an accumulated deficit of $444,906 at September 30, 2004.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     All of our revenue during the first nine months of 2004 was produced by the operations of our subsidiary, Hana Pearl, LLC. The revenue and direct expenses of that business remained relatively unchanged from 2003 to 2004. We do not expect any significant change in the business of Hana Pearl unless we obtain the capital resources needed to expand its business into Internet and catalog sales.

     Our administrative expenses during the nine months ended September 30, 2004 likewise was not significantly changed from the nine months ended September 30, 2003, except that we incurred a $33,000 fee for professional services in the third quarter of 2003 when we registered with the Securities and Exchange Commission. Professional fees in the third quarter of 2004 were only $1600. Our expenses remain disproportionate to our revenue, since we incur legal and accounting expenses, as well as travel expenses, as a result of being a public company.

     Since we are now engaged in an ongoing effort to obtain the capital resources needed to implement our business plan, we expect to continue to incur administrative expenses that exceed our gross profit. Therefore we expect that we will continue to report net losses until we do obtain the necessary capital investment.

Liquidity and Capital Resources

     At September 30, 2004 we had a working capital deficit of ($21,688).
The urgency of the deficit was alleviated, however, when our largest shareholder loaned us $41,350 to reduce our payables. While that debt remains a current liability, it is not a pressing liability in the manner of overdue accounts payable.

     Our operations consumed $49,949 of cash in the nine months ended September 30, 2004 despite our net income of $33,333, primarily due to the fact that we reduced our accounts payable by $94,800 during the period.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Richard Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

                                      MAUI GENERAL STORE, INC.


Date: November 12, 2004               By: /s/ Richard Miller
                                      ----------------------------
                                      Richard Miller, Chief
                                       Executive Officer, Chief
                                       Financial Officer, Chief
                                       Accounting Officer