Form 10KSB
period 2004-12-31
MAUI GENERAL STORE INC
filed 2005-03-29
CIK 928835

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2004.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No. 0-50441

                           MAUI GENERAL STORE, INC.
                ---------------------------------------------
               (Name of Small Business Issuer in its Charter)

           New York                                   84-1275578
    -------------------------------------------------------------------
    (State or other jurisdiction             (I.R.S. Employer ID Number)
     of incorporation or organization)

                      P.O. Box 297, Hana, Maui, HI 96713
                   ----------------------------------------
                   (Address of principal executive offices)

	Issuer's Telephone Number, including Area Code: 808-248-8787

      Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act:
         ----------------------------------------------------------
                  Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]  No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State the issuer's revenues for its most recent fiscal year: $ 36,413.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of March 25, 2005 was $1,827,739.

As of March 25, 2005 the number of shares outstanding of the Registrant's common stock was 144,131,635 shares, $.001 par value.

       Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

              FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Maui General Store, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

      * We have limited active business operations and have no significant assets. Our auditors have raised substantial doubt about our ability to continue as a going concern. Unless the Company obtains additional capital, the Company will not be able to undertake significant business activities.

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

                                   PART 1

Item 1.  Business

     Overview

     We were incorporated on January 3, 1995 in New York as Kelly Green Products, Inc., but remained dormant until October 2001. In October 2001, we changed our name to Maui General Store, Inc. and acquired two subsidiaries, Maui General Store, Inc., a Colorado corporation, and Hana Pearl, LLC, a Hawaiian limited liability company. We completed the acquisition of Maui General Store in exchange for an aggregate of 111,520,000 shares of our common stock, and completed the acquisition of all the membership interests of Hana Pearl in exchange for an aggregate of 10,000,000 shares of our common stock. These transactions were accounted for as purchases of entities under common control.

     Hana Pearl is our only business operation at this time. During 2004 we initiated two other ventures that may develop into business operations in the future. Both contemplate that we will become involved in the development of retail clothing stores. However both ventures will remain in the planning stage unless we are able to secure financing for them.

     Hana Pearl's Business

     In October 2001, we acquired Hana Pearl, LLC which provided us with a proprietary line of specialty pearl jewelry. Hana Pearl leverages its relationships with several of the largest pearl farms in the South Pacific to source, market and distribute Tahitian black pearls and South Seas golden pearls to the larger precious jewelry market. These pearls retail in ranges from $500 to several thousand dollars. During 2004, all of our revenue was generated by sales of Hana Pearl's jewelry.

     In June 2003, Hana Pearl began selling and placing on consignment with the Hana Maui Resort and Spa, Hana Pearl's Tahitian black pearl and South Seas golden pearl jewelry. In 2004 Hana Pearl placed its pearls in two retail locations in California. The Hana Maui Resort and Spa sells the jewelry to the public. Previously, the jewelry had been placed for sale at the Ritz Carlton, Maui Resort which discontinued its jewelry operations and Four Seasons Hotels and Resorts which we discontinued because of cost reasons.

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

     Retail Stores

     During 2004 we developed a division named "Retail Development Corporation." The purpose of the division is to take advantage of the prior marketing experience of our President, Richard Miller, to enable us to participate in the development of retail clothing ventures. To date we have initiated two ventures. One contemplates a chain of retail stores that will sell the "Caribbean Joe" brand. The other contemplates a chain of retail stores carrying a celebrity brand. Both ventures remain in the planning stage, as our participation in each of them will require that significant financing become available.

     Caribbean Joe. In June 2004 a License and Supply Agreement was signed by Caribbean Ventures, Inc. and AHG Licensing, Inc. Caribbean Ventures, Inc. is owned by our President, Richard Miller. AHG Licensing is affiliated with Apparel Holdings Group. Mr. Miller intends to assign the rights of Caribbean Ventures, Inc. to Maui General Store if Maui General Store can secure the financing required by the agreement.

     The license from AHG to Caribbean Ventures gives Caribbean Ventures the right to engage in retail marketing of products under the "Caribbean Joe" brand in Arizona, California, Florida, Hawaii, Nevada and the U.S. Virgin Islands. The agreement requires that Caribbean Ventures open one such store prior to June 2005, two by the end of 2005, eight by the end of 2006, and ten by the end of 2007. In order to initiate that development, Caribbean Ventures is required to obtain $3,000,000 in financing. The license agreement provided that the financing had to be committed by November 2004. To date no financing has been committed to the project. AHG has not, however, terminated the agreement.

     Celebrity Branding. Maui General Store has entered into a Consulting Agreement with certain individuals who intend to develop a proposal for a chain of retail stores carrying a celebrity brand. The agreement contemplates that Richard Miller will assist in developing the business proposal and organizing the management team that will design and implement the stores. If the business is accepted by the celebrity and funded, Maui will receive a fee of $25,000 and a nominal equity interest in the new venture.

     Research and Development

     During the years ended December 31, 2004 and 2003, we did not spend any amounts on research and development activities.

     Employees

     We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Properties

     Currently our operations are located in Hana, Maui, Hawaii, which will continue to be the headquarters for our operations for the foreseeable future. We lease approximately 1,500 square feet of office space at our Hana, Maui, Hawaii headquarters on a month-to-month basis. The current monthly rental is approximately $1,800.00. We also lease approximately 500 square feet of space in New York, New York pursuant to a month to month lease that currently requires monthly rental payments of approximately $1,000.00.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "MAUG.OB" since January 28, 2004. Prior to that date, the Company's common stock was quoted on the Pink Sheets, beginning on August 15, 2002. Set forth below are the high and low bid prices for each of the six fiscal quarters since quotes were first posted. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.



                                Bid
                          ---------------
Quarter Ending            High        Low

March 31, 2003            $ .25     $ .10
June 30, 2003             $ .25     $ .06
September 30, 2003        $ .25     $ .05
December 31, 2003         $ .10     $ .05

March 31, 2004            $ .17     $ .05
June 30, 2004             $ .20     $ .05
September 30, 2004        $1.20     $ .07
December 31, 2004         $ .10     $ .05

     (b) Shareholders

     Our shareholders list contains the names of 2,046 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

     (d)  Sale of Unregistered Securities

     The Company did not issue any unregistered equity securities during the 4th quarter of 2004.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2004.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     All of our revenue during 2004 was produced by the operations of our subsidiary, Hana Pearl, LLC. The revenue and direct expenses of that business remained relatively unchanged from 2003 to 2004. We do not expect any significant change in the business of Hana Pearl unless we obtain the capital resources needed to expand its business into Internet and catalog sales.

     Our administrative expenses during the past two years were disproportionate to our operations. In 2004 the disproportion resulted from our efforts to obtain financing for our Caribbean Joe venture. We incurred a $40,000 expense for consulting fees incurred as we attempted to organize the personnel necessary to secure that financing.

     Overall administrative expenses remained relatively constant from 2003 to 2004. The increase in consulting fees in 2004 was offset by a reduction in professional fees from $79,174 to $24,083 in 2004. The high level of professional fees in 2003 arose primarily from our efforts to have our common stock listed on the OTC Bulletin Board, which was accomplished in January 2004. We incurred legal and accounting expenses, as well as travel expenses in that effort. These were primarily responsible for the loss we reported.

     Since we are now engaged in an ongoing effort to obtain additional capital resources needed to expand our business plan, we expect to continue to incur administrative expenses that exceed our gross profit. Therefore we expect that we will continue to report net losses until we do obtain the necessary capital investment.

     Liquidity and Capital Resources

     At December 31, 2004 we had a working capital deficit of ($23,731), primarily due to the fact that we had no accounts receivable and owed $49,301 to the individuals who have financed our ongoing operations - primarily our President. Our operations consumed $54,919 of cash in 2004, which we funded with a $42,099 loan from our President. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

     To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders. We will endeavor to continue this practice in the near-term. However, no one has committed to lend us any funds or purchase our securities in the future.

     The report of our independent accountants on our 2004 financial statements states that there is substantial doubt as to our ability to continue as a going concern. In order to alleviate that doubt, our management is engaged in seeking sources of capital to fund the implementation of our business plan. We cannot tell at this time whether such funds will become available, nor what terms and conditions might be applicable if we did obtain funding.

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of December 31, 2004 did not involve the implementation of any critical accounting policies.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.  Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A.  Controls and Procedures

     Richard H. Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Miller performed his evaluation.

Item 8B. Other Information

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                              Director
 Name			Age	Position with the Company	Since
------------------------------------------------------------------------
Richard H. Miller	59	Director, President		2001

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Richard H. Miller Mr. Miller became a director of the Company in February, 2001, after acquiring a majority of the outstanding shares of our common stock. From 1988 to 1999, Mr. Miller founded and served as president and chairman of Art Cards, Inc., a publicly traded company that owned the rights to the music and drawings of various contemporary artists for reproduction on greeting cards and other products. From 1979 to 1982 Mr. Miller founded and served as president and chairman of Electric Trans-portation Systems, Inc, a publicly traded company that specialized in the sales and distribution of electric cars. From 1968 to 1969, he was the sole proprietor of Open Hand Publishing Company, a Toronto-based music-publishing company. In 1974, Mr. Miller published the Whole Earth Catalogue for distribution in Canada, and from 1976 to 1980 Mr. Miller was a 50% owner of Mr. Freedom, a London clothing store where Mr. Miller oversaw the funding, construction, hiring of management, ordering of clothing, advertising and promotion of new stores. Mr. Miller also negotiated a license with Disney for Mr. Freedom to use Disney's characters on Mr. Freedom's clothing lines. Mr. Miller received a B.A. from SUNY Buffalo in 1968.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an "audit committee financial expert," because there is only one Board member.

Code of Ethics

     The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Richard H. Miller, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2004, 2003 and 2002. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.

Compensation

                        Year  Salary
-----------------------------------------
Richard H. Miller	2004	$0
                        2003    $0
                        2002  	$0

Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2004 and those options held by him on December 31, 2004.

                    Option Grants in the Last Fiscal Year

                         Percent                             Potential
                         of total                            realizable
              Number     options                             value at
              of         granted                             assumed
              securities to                                  annual rates
              underlying employees   Exercise                of appreciation
              option     in fiscal   Price      Expiration   for option term
              granted    year        ($/share)  Date           5%      10%
-------------------------------------------------------------------------------
R. Miller      0           N.A.         N.A.        N.A.        0       0

                   Aggregated Fiscal Year-End Option Values

                                                         Value of unexercised
                      Number of securities underlying    in-the-money options
                      unexercised options at fiscal      at fiscal year end ($)
Name                  year-end (#) (All exercisable)     (All exercisable)
-------------------------------------------------------------------------------
Richard Miller                 0                                  0


Compensation of Directors

     The members of our Board of Directors receive no compensation for their services on the Board.

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

     There are 144,131,635 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                                Amount and
                                Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner(1)		Ownership		of Class
-----------------------------------------------------------------------
Richard H. Miller               115,925,305                 80.3%

All officers and directors
 as a group (1 person)          115,925,305                 80.3%

______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Maui General Store, Inc., P.O. Box 297, Hana, Maui, HI 96713.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2004.


                                                              Number of
                          Number of         Weighted          securities
                          securities to     average           remaining
                          be issued upon    exercise          available
                          exercise of       price of          for future
                          outstanding       outstanding       issuance
                          options,          options,          under equity
                          warrants and      warrants          compensation
                          rights            and rights        plans
---------------------------------------------------------------------------
Equity compensation plans
approved by security
holders..........               0                 --               0

Equity compensation plans
not approved by security
holders.....                    0                 --               0
                            --------------------------------------------
   Total..............          0                 --               0


Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibit List and Reports on Form 8-K

     (a) Financial Statements

     Independent Auditors' Report

     Consolidated Balance Sheet - December 31, 2004

     Consolidated Statements of Operations - Years ended December 31,
      2004 and 2003.

     Consolidated Statements of Changes in Stockholders' Deficiency -
      Years ended December 31, 2004 and 2003.

     Consolidated Statements of Cash Flows - Years ended December 31,
      2004 and 2003.

     Notes to Consolidated Financial Statements

     (b) Exhibit List

3-a  Certificate of Incorporation, as amended. (1)

3-b  By-laws (1)

21   Subsidiaries - Hana Pearl, LLC

31   Rule 13a-14(a) Certification

32   Rule 13a-14(b) Certification
_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-50441) and incorporated herein by reference.

     (c) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

     On November 18, 2004 Maui General Store retained Webb & Company, P.A. as its principal accountant. Webb & Company, P.A. had performed no services for Maui General Store prior to that date.

     Audit Fees

     Webb & Company, P.A. billed $3,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2004. Also included are those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for the period after November 18, 2004.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-Related fees in 2004.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in 2004.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Maui General Store, Inc.

     We have audited the accompanying consolidated balance sheet of Maui General Store, Inc. and subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Maui General Store, Inc. as of December 31, 2003, were audited by other auditors whose report dated March 6, 2004, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Maui General Store, Inc. as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 10 to the consolidated financial statements, the Company has a net loss of $42,260 and a working capital and stockholders' deficiency of $23,731.
These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 23, 2005
                                                                F-1

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



Rotenberg & Co., LLP

Rochester, New York
March 6, 2004                                                   F-2

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                          (A NEW YORK CORPORATION)

                         CONSOLIDATED BALANCE SHEET


                                                     December 31, 2004
                                                    -------------------
ASSETS
 Current Assets
  Cash and cash equivalents                            $   2,532
  Inventories, net                                        27,431
                                                         -------
  Total Assets                                         $  29,963
                                                         =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 Current Liabilities
  Accounts payable                                     $   3,550
  Accrued expenses                                           843
  Loans from related party                                 6,705
  Loans payable - stockholder                             42,596
                                                         -------
  Total Liabilities                                       53,694

Stockholders' Deficiency
 Common stock, $0.001 par value,
  500,000,000 shares authorized,
  144,131,635 shares issued and
  outstanding                                            144,132
 Additional paid in capital                              352,636
 Accumulated deficit                                    (520,499)
                                                        --------
  Total Stockholders' Deficiency                         (23,731)
                                                        --------
  Total Liabilities and Stockholders' Deficiency       $  29,963
                                                        ========

See accompanying notes to consolidated financial statements.

                                                                F-3
                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                            (A NEW YORK CORPORATION)


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For The Years Ended December 31,
                                            2004                 2003
                                         -----------          ----------
Revenue, Net                             $ 36,413              $ 30,695
Cost of Goods Sold                         18,138                16,414
                                          -------               -------
Gross Profit                               18,275                14,281

Operating Expenses
 Consulting services                       40,000                   943
 Professional fees                         24,083                79,174
 Travel and entertainment                   3,003                 3,994
 Other general and administrative costs    11,463                 5,510
                                          -------               -------
 Total Operating Expenses                  78,549                89,621

Loss Before Other Income                  (60,274)              (75,340)

Other Income
 Settlement of liabilities                 18,014                     -
                                          -------               -------
Loss Before Provision for Income Taxes    (42,260)              (75,340)

Provision for Income Taxes                      -                     -
                                          -------               -------
Net Loss                                 $(42,260)             $(75,340)
                                          =======               =======
Net Loss Per Share -
 Basic and Fully Diluted                 $   0.00              $   0.00
                                          =======               =======
Weighted Average Number of Shares
 Outstanding -
 Basic and Fully Diluted              143,922,939           143,277,649
                                      ===========           ===========


See accompanying notes to consolidated financial statements.
                                                                F-4


                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                          (A NEW YORK CORPORATION)

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                 For The Years Ended December 31, 2004 and 2003


                        Common Stock     Additional
                    -------------------  Paid-In       Accumulated
                    Shares      Amount   Capital       Deficit         Total
------------------------------------------------------------------------------
Balance,
 December 31, 2002 142,576,635  142,577    229,591     (402,899)     (30,731)

Common stock issued
 in exchange for
 services              950,000      950      4,900            -        5,850

Convertible notes
 converted to
 common stock           80,000       80     19,920            -       20,000

Net loss, 2003               -        -          -      (75,340)     (75,340)
                   ---------------------------------------------------------
Balance,
 December 31, 2003 143,606,635  143,607    254,411     (478,239)     (80,221)

Common stock issued
 in exchange for
 services              525,000      525     93,225            -       93,750

In-kind contribution
 of rent and services        -        -      5,000            -        5,000

Net loss, 2004               -        -          -      (42,260)     (42,260)

                   ---------------------------------------------------------
BALANCE,
 DECEMBER 31, 2004 144,131,635 $144,132   $352,636    $(520,499)    $(23,731)
                   =========================================================


See accompanying notes to consolidated financial statements.

                                                                F-5

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                           (A NEW YORK CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For The Years Ended December 31,
                                          2004                2003
                                       ----------          ----------
Cash Flows from Operating Activities:
 Net loss                               $ (42,260)          $ (75,340)
 Adjustments to reconcile net loss
  to net cash provided by
  (used in) operating activities:
  In-kind contribution of rent and
   services                                 5,000                   -
  Gain on settlement of debt              (18,014)                  -
  Issuance of shares for services
   rendered - directors and consultants    79,475               5,850
  Changes in assets and liabilities:
   Inventory                              (18,863)              3,538
   Accounts payable and accrued expenses  (60,257)             73,825

 Net Cash Provided By (Used In)          --------             -------
  Operating Activities                    (54,919)              7,873
                                         --------             -------

Cash Flows from Investing Activities            -                   -

Cash Flows from Financing Activities:
 Advances from (to) stockholder, net       42,099               1,369
 Proceeds from (repayment on) loan
  payable                                   6,705                (926)
                                         --------             -------
 Net Cash Provided By Financing
  Activities                               48,804                 443
                                         --------             -------
Net Increase (Decrease) in Cash and
 Cash Equivalents                          (6,115)              8,316

Cash and Cash Equivalents - Beginning
 of Period                                  8,647                 331
                                         --------             -------
Cash and Cash Equivalents - End of
 Period                                 $   2,532           $   8,647
                                         ========             =======

Supplemental Disclosure of Cash Flow
 Information:
 Interest Paid                          $       -           $       -
 Income Taxes Paid                      $       -           $       -

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
 Issuance of shares for settlement of
  accounts payable                      $  14,275           $       -

See accompanying notes to consolidated financial statements.

                                                                F-6
                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                           (A NEW YORK CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Organization

     The Company was incorporated under the laws of the State of New York on January 3, 1995 as Kelly Green Products, Inc. Kelly Green Products, Inc. did not have any operating activities prior to the acquisitions of Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC. On October 30, 2001, the Company changed its name to Maui General Store, Inc.

     On October 10, 2001, the Company acquired 100% of the outstanding shares oF Maui General Store, Inc. (A Colorado Corporation). Subsequent to the merger, Maui General Store, Inc. (A Colorado Corporation) was dissolved.

     On October 10, 2001, in a separate transaction, the Company acquired a 100% interest in Hana Pearl, LLC (A Hawaii LLC). Hana Pearl, LLC was initially formed on November 9, 2000 as a limited liability company under the laws of the state of Hawaii.

Description of Business

     The Company merchandises "island products", initially Hawaiian goods, and later, products from other islands. The products the Company plans to offer will span a variety of categories, ranging from coffee, candy, soaps and lotions to apparel. There is, however, a common island theme in all of the Company's products. Hana Pearl, LLC is a wholesaler of black and golden pearls.

Note 2	Nature of Operations and Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.
                                                                F-8

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hana Pearl, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage

     Prior to 2004, the Company was considered a development stage company. During 2004, the Company is no longer considered a development stage company.

Cash and Cash Equivalents

     Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Inventories

     Inventories consist of black and golden pearls, and are stated at the lower of cost or market and is based upon physical counts taken by management. The Company uses the specific identification method to value its inventory.

Advances from Stockholder

     Advances from stockholder consist of advances for working capital purposes. The amount is due on demand, non-interest bearing and unsecured.

Revenue Recognition

     Revenue from the sale of products is recognized when the goods are delivered, the customer's right of return has expired and collectability is reasonable assured. Revenue from re-work/repair services for prior product sales is recognized as the services are provided.
                                                                F-9
Stock-Based Compensation

     For stock, options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock, options and warrants at the grant date using the Black-Scholes option pricing model.

Business Segments

     The Company operates in one segment and therefore segment information is not presented.

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

Loss Per Common Share

     Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted average shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities. As of December 31, 2004 and 2003, the Company does not have any outstanding dilutive securities.
                                                                F-10
Financial Instruments

     The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Concentrations of Credit Risk

     During 2004, 38% of the Company's sales were to one customer.

Reclassification

     Amounts from the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152,
"Accounting for Real Estate Time-Sharing Transactions - an amendment of
FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised
2004), "Share-Based Payment," were recently issued.  SFAS No. 151, 152,
153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Note 3	Inventories

     Inventories, net at December 31, 2004 consist of the following:

        Finished goods               $  33,376
        Raw materials                    2,350
        Impairment                      (8,295)
                                       -------
        Inventories, Net             $  27,431
                                       =======

During 2004 and 2003, the Company recognized an impairment loss of $0 and $0, respectively.
                                                                F-11

Note 4	Loan Payable - Stockholder

     During 2004, the Company received working capital loans of $42,099. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at December 31, 2004 was $42,596.

Note 5	Loan Payable - Related Party

     During 2004, the Company received working capital loans of $6,705. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at December 31, 2004 was $6,705.

Note 6	Common Stock

Stock Issued for Services

     During 2004, the Company issued 100,000 shares of common stock for services with a fair value of $11,000, on the date of grant.

     During 2004, the Company issued 25,000 shares of common stock for services with a fair value of $2,750, on the date of grant.

     During 2004, the Company issued 400,000 shares of common stock for prior and future services with a fair value of $80,000, on the date of grant.
The Company settled accounts payable of $32,289 and recognized a gain on the settlement of prior legal fees of $18,014 and an expense for stock issued for services of $65,725.

In-Kind Contribution

     During 2004, the Company recorded $5,000 of in-kind rent expense and services contributed by its majority stockholder.
                                                                F-12

Note 7	Commitments and Contingencies

Lease

     The Company leases office space in Hana, Hawaii and in New York, New York, under operating leases, for $1,800 and $1,000 per month, respectively.
The rent agreements are on a month-to-month basis. In 2003 the lease was revised so that the monthly payments consisted of utilities only in lieu of actual rent payments. Therefore, rent expense was $1,323 for the year ended December 31, 2003. In 2004 the lease was revised again so that the monthly payments would end until more income was generated. Therefore, rent expense was $484 for the year ended December 31, 2004.

Baby Buddha License Agreement

     On October 15, 2001, the Company entered into a license agreement with Baby Buddha, Inc. The agreement requires the Company to distribute a line of clothing for Baby Buddha, Inc. The Company will pay Baby Buddha, Inc.
a 5% royalty fee on all sales. As of December 31, 2004, the Company has not distributed any clothing under the license agreement.

Caribbean Joe License Agreement

     During 2004, the Company's President entered into a license agreement with AHG Licensing, Inc. to open Caribbean Joe retail stores in Arizona, California, Florida, Hawaii, Nevada and the U.S. Virgin Islands through December 31, 2009. The Company's President intends to assign the rights under the agreement to the Company upon securing the financing required under the agreement. The agreement includes two five-year renewal terms upon compliance with the original terms of the license agreement. The agreement calls for our President to open a minimum number of stores during the term of the agreement as follows:

     Period           Number of Stores
     ---------------------------------

     Within 12 months       1
     Within 18 months       2
     Within 30 months       8
     Within 42 months      10
                                                                F-13

     In addition, the agreement calls for our President to provide documentation evidencing a firm and unqualified commitment of $3,000,000 in funding to open the stores required under the agreement. The licensor has the right to terminate the agreement upon default by our President. As of March 23, 2005, neither our President nor the Company has provided the required documentation and our President is in technical default, however the licensor has not terminated the agreement.

Note 8	Related Party Disclosures

     During 2004, a stockholder and officer loaned the Company $42,099.

     During 2004, a related party loaned the Company $6,705 and during 2005, loaned the Company an additional $3,000.

Note 9	Income Taxes

     Income tax expense for the year ended December 31, 2004 and 2003 is summarized as follows:


         2004                   Current     Deferred          Total
        ------                 ----------------------       --------
        Federal                $     -     $     -          $     -
        State                        -           -                -
                                ------      ------           ------
                               $     -     $     -          $     -
                                ======      ======           ======
         2003
        ------
        Federal                $     -     $     -          $     -
        State
                                ------      ------           ------
                               $     -     $     -          $     -
                                ======      ======           ======

                                                                F-14

     Income tax expense for the year ended December 31, 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:
            Expected income tax expense from operations     $  (12,668)
            Valuation allowance                                 12,668
                                                              --------
                                                            $        -
                                                              ========

     The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

            Deferred tax assets:                  2004            2003
                                               ----------     -----------
            Net operating loss carryforward
             (benefit)                         $(176,969)      $(162,601)
                                                --------        --------
            Total gross deferred tax assets     (176,969)       (162,601)
            Less valuation allowance             176,969         162,601
                                                --------        --------
            Net deferred tax assets            $       -       $       -
                                                ========        ========

     The Company has a net operating loss carryforward of approximately $520,500 available to offset future taxable income through 2024. The valuation allowance at December 31, 2004 was $176,969, the net change in the valuation allowance for the year ended December 31, 2004 was an increase of $14,368.

Note 10	Going Concern

     As reflected in the accompanying financial statements, the Company has a net loss of $42,260 from operations, a working capital and stockholders' deficiency of $23,731. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 11	Subsequent Event

     During 2005, the Company received a working capital loan from a related party of $3,000. The loan is unsecured and due on demand.
                                                                F-15

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Maui General Store, Inc.


                                          By: /s/ Richard H. Miller
                                          ----------------------------------
                                          Richard H. Miller, Chief Executive
                                           Officer

     In accordance with the Exchange Act, this Report has been signed below on March 28, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard H. Miller
--------------------------------
Richard H. Miller, Director
Chief Executive Officer, Chief
Financial and Accounting Officer