Form 10QSB
period 2005-03-31
MAUI GENERAL STORE INC
filed 2005-05-16
CIK 928835

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-25319

                          MAUI GENERAL STORE, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)


           New York                                84-1275578
  ------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
   incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                        May 13, 2005
                        Common Voting Stock: 143,131,635

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

                          MAUI GENERAL STORE, INC
                          CONDENSED BALANCE SHEET
                            AS OF MARCH 31, 2005
                                (UNAUDITED)

ASSETS

 TOTAL ASSETS                             $       -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Advances from stockholder               $  48,632
                                           --------
 TOTAL CURRENT LIABILITIES                   48,632

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value,
  500,000,000 shares authorized,
  143,131,635 shares issued and
  outstanding                               143,132
 Additional paid in capital                 293,636
 Accumulated deficit                       (485,400)
                                           --------
 Total Stockholders' Deficiency             (48,632)
                                           --------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                              $       -
                                           ========


See accompanying notes to condensed financial statements.

                         MAUI GENERAL STORE, INC
                    CONDENSED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                  For The Three            For the Three
                                  Months Ended             Months Ended
                                  March 31, 2005           March 31, 2004
                                  --------------           --------------
OPERATING EXPENSES
 General and administrative          $   6,036               $   2,220
                                      --------                --------
Total Operating Expenses                 6,036                   2,220
                                      --------                --------
LOSS FROM OPERATIONS                    (6,036)                 (2,220)

OTHER INCOME
 Forgiveness of debt                         -                   9,450
                                      --------                --------
Total Other Income                           -                   9,450
                                      --------                --------
INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS                             (6,036)                  7,230

DISCONTINUED OPERATIONS
 Gain from sale of discontinued
  operations, net of income taxes       41,307                       -
 Income (loss) from discontinued
  operations                              (172)                  2,454
                                      --------                --------
Total Income (Loss) From
 Discontinued Operations                41,135                   2,454
                                      --------                --------
NET INCOME                           $  35,099               $   9,684
                                      ========                ========
INCOME (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED
 Loss from continuing operations             -                       -
 Income from discontinued operations         -                       -

 Net income per share - basic and     --------                --------
  diluted                            $       -               $       -
                                      ========                ========
Weighted average number of shares
 outstanding during the period -
 basic and diluted                 144,120,524             143,689,053
                                   ===========             ===========

See accompanying notes to condensed financial statements.

                          MAUI GENERAL STORE, INC
                     CONDENSED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                  For The Three            For the Three
                                  Months Ended             Months Ended
                                  March 31, 2005           March 31, 2004
                                  --------------           --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from
  continuing operations             $   (6,036)              $    7,230
 Net income from discontinued
  operations                            41,135                    2,454
                                      --------                 --------
 Net income                             35,099                    9,684
 Adjustments to reconcile net
  income to net cash used in
  operating activities:
  Changes in operating assets and
   liabilities:
  Gain on disposal                     (41,307)                       -
  Cash flow from discontinued
   operations                            4,345                  (10,269)
                                      --------                 --------
 Net Cash Used In Operating
  Activities                           (1,863)                    (585)
                                      --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES         -                        -

CASH FLOWS FROM FINANCING ACTIVITIES
 Loan payable - stockholder              6,036                        -
 Cash flow from discontinued
  operations                            (6,705)                       -

 Net Cash Provided By Operating       --------                 --------
  Activities                              (669)                       -
                                      --------                 --------

NET DECREASE IN CASH                    (2,532)                    (585)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     2,532                    8,647
                                      --------                 --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                          $        -               $    8,062
                                      ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2005, the Company received 1,000,000 shares of its common stock from a stockholder for 100% of the outstanding membership interest of Hana Pearl, LLC. The shares were valued at the fair value on the date of sale of $60,000.


See accompanying notes to condensed financial statements.

                         MAUI GENERAL STORE, INC
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AS OF MARCH 31, 2005
                               (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Earnings Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

(D) Income Taxes

For the three months ended March 31, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2	DISPOSAL OF SUBSIDIARY

Pursuant to a Purchase and Sale Agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company's common stock with a fair value of $60,000. The Company recorded a gain on the disposal of $41,307. Discontinued operations for the three month periods ended March 31, 2005 and 2004 are as follows:



                                   2005                   2004
                                 --------              --------
      Sales                      $  6,730              $ 10,220
      Cost of goods sold           (2,557)               (6,255)
      Operating expenses           (4,345)               (1,334)
      Net income (loss) from
       discontinued operations
       before gain on sale           (172)                2,631
      Gain on sale of assets
       of subsidiary               41,307                     -
      Income from discontinued     ------                ------
       operations                $ 41,135              $  2,631
                                   ======                ======

The gain on sale from the sale of all of the assets of the Company's subsidiary is calculated as follows:

Fair value of stock received for subsidiary's assets   $ 60,000
Less retained earnings of subsidiary at date of sale     18,693
                                                        -------
Gain on disposal of subsidiary, net of taxes           $ 41,307
                                                        =======

NOTE 3	GOING CONCERN

As reflected in the accompanying financial statements, the Company has no continuing operations and a capital deficiency of $48,632. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     On March 30, 2005 we sold our only operating subsidiary, Hana Pearl, LLC, to the individual from whom we acquired it in 2001. In those three years we had been unable to obtain the financing necessary to expand the operations of Hana Pearl to a degree that it would be appropriate for that business to be part of a public company. Accordingly, we exchanged the subsidiary for shares of our common stock that had a market value equal to approximately 250% of the book value of Hana Pearl.

     The results of operations of Hana Pearl have been recorded as "Discontinued Operations." Accordingly we report no revenue from continuing operations, and a loss from continuing operations equal to the administrative cost of maintaining our public company. Until we initiate or acquire a new business, our results of operations will have this structure.

     We intend to negotiate for one or more acquisitions of operating businesses or properties, preferably in fields with which our President is familiar. Any acquisition that we make is likely to involve the issuance of a large number of shares of capital stock. If, in the alternative, we initiate a new business, it will be likewise likely that we will finance the new operations by selling a large number of shares of capital stock.

Liquidity and Capital Resources

     The Company has no operating assets and $48,632 in liabilities, all of which are owed to our President. Our President will continue to fund the administrative expenses of our business until we initiate or acquire a new business operation.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES

     Richard Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2005. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Miller performed his evaluation.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

     Reports on Form 8-K.

     Report dated March 30, 2005 under Item 2.01 concerning the sale of Hana Pearl, LLC.

     Exhibits:

     31      Rule 13a-14(a) Certification
     32      Rule 13a-14(b) Certification


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MAUI GENERAL STORE, INC.


Date: May 13, 2005             By: /s/ Richard Miller
                               -----------------------
                               Richard Miller, Chief Executive Officer,
                                Chief Financial Officer, Chief Accounting
                                Officer