Form 10QSB
period 2005-06-30
MAUI GENERAL STORE INC
filed 2005-08-09
CIK 928835

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-25319

                           MAUI GENERAL STORE, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)


              New York                              84-1275578
    ---------------------------------------------------------------------
     (State or Other Jurisdiction of          (I.R.S. Employer I.D. No.)
     incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                               August 8, 2005
                               Common Voting Stock: 143,131,635

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

PART 1 - FINANCIAL INFORMATION

                          MAUI GENERAL STORE, INC.
                          CONDENSED BALANCE SHEET
                            AS OF JUNE 30, 2005
                                (UNAUDITED)


ASSETS

 TOTAL ASSETS                          $       -
                                        ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Advances from stockholder             $  53,385
                                        --------
 TOTAL CURRENT LIABILITIES                53,385
                                        --------
STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value,
  500,000,000 shares authorized,
  143,131,635 shares issued and
  outstanding                            143,132
 Additional paid in capital              293,636
 Accumulated deficit                    (490,153)
                                        --------
 Total Stockholders' Deficiency          (53,385)
                                        --------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                           $       -
                                        ========
See accompanying notes to condensed financial statements.

                         MAUI GENERAL STORE, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                       For the Three For the Three   For the Six   For the Six
                       Months Ended  Months Ended    Months Ended  Months Ended
                       June 30, 2005 June 30, 2004   June 30, 2005 June 30, 2005
                       ------------- -------------   ------------- -------------
OPERATING EXPENSES
 General and
  administrative         $   4,753     $   4,500      $   10,789      $  4,658
                           -------       -------         -------       -------
 Total Operating
  Expenses                   4,753         4,500          10,789         4,658
                           -------       -------         -------       -------
LOSS FROM OPERATIONS        (4,753)       (4,500)        (10,789)       (4,658)

OTHER INCOME
 Forgiveness of debt             -        22,839               -        32,289
                           -------       -------         -------       -------
Total Other Income               -        22,839               -        32,289
                           -------       -------         -------       -------
INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS    (4,753)       18,339         (10,789)       27,631

DISCONTINUED OPERATIONS
 Gain from sale of
  discontinued
  operations, net of
  income taxes                   -             -          41,307             -
Income (loss) from
 discontinued operations         -         3,753            (172)        4,145
                           -------       -------         -------       -------
Total Income (Loss) From
 Discontinued Operations         -         3,753          41,135         4,145
                           -------       -------         -------       -------
NET INCOME (LOSS)        $  (4,753)    $  22,092      $   30,346     $  31,776
                           =======       =======         =======       =======

INCOME (LOSS) PER
 COMMON SHARE -
 BASIC AND DILUTED
 Loss from continuing
  operations             $       -     $       -      $        -     $       -
 Income from discontinued
  operations             $       -     $       -      $        -     $       -
                           -------       -------         -------       -------
 Net income per share -
  basic and diluted      $       -     $       -      $        -     $       -
                           =======       =======         =======       =======
Weighted average number
 of shares outstanding
 during the period -
 basic and diluted     143,131,635   143,731,635     143,620,524   143,709,657
                       ===========   ===========     ===========   ===========

See accompanying notes to condensed financial statements.

                          MAUI GENERAL STORE, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                         For the Six          For the Six
                                        Months Ended         Months Ended
                                        June 30, 2005        June 30, 2004
                                       ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing
  operations                              $ (10,789)          $  27,631
 Net income from discontinued
  operations                                 41,135               4,145
                                           --------            --------
 Net income                                  30,346              31,776

 Adjustments to reconcile net income to
  net cash used in operating activities:
  Forgiveness of debt                             -             (32,289)
  Stock issued for services                       -              25,000
 Changes in operating assets and
  liabilities:
  Gain on disposal                          (41,307)                  -

 Cash flow from discontinued operations       4,345             (71,741)
                                           --------            --------
 Net Cash Used In Operating Activities       (6,616)            (47,254)
                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES              -                   -
                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loan payable - stockholder                  10,789              38,855
 Cash flow from discontinued operations      (6,705)                  -
                                           --------            --------
 Net Cash Provided By (Used In) Operating
  Activities                                  4,084              38,855
                                           --------            --------
NET DECREASE IN CASH                         (2,532)             (8,399)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    2,532               8,647
                                           --------            --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $       -           $     248
                                           ========            ========


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 During 2005, the Company received 1,000,000 shares of its common stock from a stockholder in exchange for 100% of the outstanding membership interest of Hana Pearl, LLC. The shares were valued at the fair value on the date of sale of $60,000.

See accompanying notes to condensed financial statements.

                          MAUI GENERAL STORE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2005
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

     It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

     (C) Earnings Per Share

     Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

     (D) Income Taxes

     For the three months ended June 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          MAUI GENERAL STORE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2005
                                (UNAUDITED)

NOTE 2	DISPOSAL OF SUBSIDIARY

     Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company's common stock with a fair value of $60,000. The Company recorded a gain on the disposal of $41,307. Discontinued operations for the six month periods ended June 30, 2005 and 2004 are as follows:

                                     2005                2004
                                  ---------           ---------
     Sales                        $  6,730           $  24,680
     Cost of goods sold             (2,557)            (13,276)
     Operating expenses             (4,345)             (7,259)
                                   -------            --------
     Net income (loss) from
      discontinued operations
      before gain on sale             (172)              4,145
     Gain on sale of assets of
      subsidiary                    41,307                   -
                                   -------            --------
     Income from discontinued
       operations                 $ 41,135           $   4,145
                                   =======            ========

     The gain on sale from the sale of all of the assets of the Company's subsidiary is calculated as follows:

     Fair value of stock received
      for subsidiary's assets     $ 60,000
     Less retained earnings of
      subsidiary at date of sale   (18,693)
                                   -------
     Gain on disposal of
      subsidiary, net of taxes    $ 41,307
                                   =======

                          MAUI GENERAL STORE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2005
                                (UNAUDITED)

NOTE 3	GOING CONCERN

     As reflected in the accompanying financial statements, the Company has no continuing operations and a capital deficiency of $53,385. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 4	SUBSEQUENT EVENTS

     During May and June 2005, the Company entered in two letters of intent to purchase various working by interest in oil mining rights for a total purchase price of $8,175,000, contingent upon due diligence and execution of a definitive agreement.

     The agreements expired in May and July 2005 without a definitive agreement being reached.

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

Liquidity and Capital Resources

	The Company has no operating assets and $53,385 in liabilities, all of which are owed to our President. Our President will continue to fund the administrative expenses of our business until we initiate or acquire a new business operation.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES

        Richard Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2005. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

                                      MAUI GENERAL STORE, INC.


Date: August 8, 2005                  By: /s/ Richard Miller
                                      ------------------------------------------
                                      Richard Miller, Chief Executive Officer,
                                       Chief Financial Officer, Chief Accounting
                                       Officer