Form 10QSB
period 2005-09-30
MAUI GENERAL STORE INC
filed 2005-11-08
CIK 928835

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)   Yes  [X]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          November 7, 2005
                          Common Voting Stock: 143,256,635

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                          MAUI GENERAL STORE, INC.
                          CONDENSED BALANCE SHEET
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)


ASSETS

TOTAL ASSETS                              $         -
                                             ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                         $       800
 Advances from stockholder                     55,545
                                             --------
 TOTAL CURRENT LIABILITIES                     56,345
                                             --------
STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value,
  500,000,000 shares authorized,
  143,256,635 shares issued and
  outstanding                                 143,257
 Additional paid in capital                   298,511
 Accumulated deficit                         (498,113)
                                             --------
Total Stockholders' Deficiency                (56,345)
                                             --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                               $         -
                                             ========


See accompanying notes to condensed financial statements.

                          MAUI GENERAL STORE, INC.
                    CONDENSED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                    For the Three  For the Three  For the Nine  For the Nine
                    Months Ended   Months Ended   Months Ended  Months Ended
                    September 30,  September 30,  September 30, September 30,
                        2005           2004           2005          2004
                   -----------------------------------------------------------
OPERATING EXPENSES
 General and
 administrative      $  2,960       $  1,600       $  18,749     $   6,258
                      -------        -------        --------      --------
Total Operating
 Expenses               2,960          1,600          18,749         6,258
                      -------        -------        --------      --------
LOSS FROM OPERATIONS   (2,960)        (1,600)        (18,749)       (6,258)

OTHER INCOME
 Forgiveness of debt        -              -               -        32,289
                      -------        -------        --------      --------
Total Other Income          -              -               -        32,289
                      -------        -------        --------      --------
INCOME (LOSS)
 BEFORE DISCONTINUED
 OPERATIONS            (2,960)        (1,600)        (18,749)       26,031

DISCONTINUED
 OPERATIONS
 Gain from sale of
  discontinued
  operations, net of
  income taxes              -              -          41,307             -
 Income (loss) from
  discontinued
  operations                -          3,157            (172)        7,302
                      -------        -------        --------      --------
Total Income (Loss)
 From Discontinued
 Operations                 -          3,157          41,135         7,302
                      -------        -------        --------      --------
NET INCOME (LOSS)    $ (2,960)      $  1,557       $  22,386     $  33,333
                      =======        =======        ========      ========
INCOME (LOSS) PER
 COMMON SHARE -
 BASIC AND DILUTED
 Loss from
  continuing
  operations         $      -       $      -       $       -     $       -
 Income from
  discontinued
  operations         $      -       $      -       $       -     $       -
                      -------        -------        --------      --------
Net income per share
 basic and diluted   $      -       $      -       $       -     $       -
                      =======        =======        ========      ========
Weighted average
 number of shares
 outstanding during
 the period -
 basic and diluted  143,256,635   143,914,244     143,512,150   143,778,350
                    ===========   ===========     ===========   ===========


See accompanying notes to condensed financial statements.

                         MAUI GENERAL STORE, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                        For The Nine      For the Nine
                                        Months Ended      Monthes Ended
                                        September 30,     September 30,
                                            2005              2004
                                       ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing
  operations                             $ (18,749)        $  26,031
 Net income from discontinued
  operations                                41,135             7,302
                                          --------          --------
 Net income                                 22,386            33,333

 Adjustments to reconcile net income to
  net cash used in operating activities:
  Forgiveness of debt                            -           (32,289)
  Stock issued for services                  5,000            25,200
 Changes in operating assets and
  liabilities:
  Accounts payable                          (2,750)                -
  Accrued expenses                            (843)                -
  Gain on disposal                         (41,307)                -
  Cash flow from discontinued operations     8,738           (76,193)
                                          --------          --------
Net Cash Used In Operating Activities       (8,776)          (49,949)
                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES             -                 -
                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan payable - stockholder                 12,949            43,353
 Repayments on loans payable - stockholder  (6,705)                -
                                          --------          --------
Net Cash Provided By (Used In) Operating
 Activities                                  6,244            43,353
                                          --------          --------
NET DECREASE IN CASH                        (2,532)           (6,596)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                   2,532             8,647
                                          --------          --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                  $       -         $   2,057
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

                          MAUI GENERAL STORE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                               (UNAUDITED)


NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

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

(C) Earnings Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

(D) Income Taxes

For the nine months ended September 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          MAUI GENERAL STORE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                               (UNAUDITED)

NOTE 2.    DISPOSAL OF SUBSIDIARY

Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company's common stock with a fair value of $60,000. The Company recorded a gain on the disposal of $41,307. Discontinued operations for the nine month periods ended September 30, 2005 and 2004 are as follows:

                                          2005             2004
                                        --------         --------
Sales                                   $  6,730         $      -
Cost of goods sold                        (2,557)               -
Operating expenses                        (4,345)               -
                                         -------          -------
Net income (loss) from discontinued
 operations before gain on sale             (172)               -
Gain on sale of assets of subsidiary      41,307                -
                                         -------          -------
Income from discontinued operations     $ 41,135         $      -
                                         =======          =======

The gain on sale from the sale of all of the assets of the Company's subsidiary is calculated as follows:

Fair value of stock received for subsidiary's assets     $ 60,000
Less retained earnings of subsidiary at date of sale      (18,693)
                                                           ------
Gain on disposal of subsidiary, net of taxes             $ 41,307
                                                           ======

NOTE 3.    GOING CONCERN

As reflected in the accompanying financial statements, the Company has no continuing operations and a capital deficiency of $56,345. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 4.    SUBSEQUENT EVENTS

On October 18, 2005, the Company signed a non-binding letter of intent to merge with Palmera Holdings, Inc., a newly formed adult stem cell technology company.

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

Liquidity and Capital Resources

     The Company has no operating assets and $56,345 in liabilities, all but $800 of which are owed to our President. Our President will continue to fund the administrative expenses of our business until we initiate or acquire a new business operation.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Richard Miller, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Miller concluded that the Company's system of disclosure controls and procedures was effective as of September 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31      Rule 13a-14(a) Certification
     32      Rule 13a-14(b) Certification


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAUI GENERAL STORE, INC.


Date: November 7, 2005		By: /s/ Richard Miller
                                -------------------------------------------
                                Executive Officer, Chief Financial Officer,
                                 Chief Accounting Officer