Form 10KSB
period 2005-12-31
MAUI GENERAL STORE INC
filed 2006-02-23
CIK 928835

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2005.


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 0-50441

                           MAUI GENERAL STORE, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

           New York                                     84-1275578
   ------------------------------------------------------------------------
   (State or other jurisdiction                 (I.R.S. Employer ID Number)
    of incorporation or organization)

                     P.O. Box 297, Hana, Maui, HI 96713
                   --------------------------------------
                  (Address of principal executive offices)

	Issuer's Telephone Number, including Area Code: 808-248-8787

      Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.     Yes [ ]    No  [X]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

   The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of February 15, 2006 was $3,333,895.

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [X]    No [ ]

State the issuer's revenues for its most recent fiscal year: $ 0.

As of February 15, 2006 the number of shares outstanding of the Registrant's common stock was 143,256,635 shares, $.001 par value.

Transitional Small Business Disclosure Format:	Yes____	No   X

                  DOCUMENTS INCORPORATED BY REFERENCE: None

             FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Maui General Store, its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * We have no active business operations and have no significant assets. Our auditors have raised substantial doubt about our ability to continue as a going concern. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

     * The Company's business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock. If that occurs, the current management will have no control over that company. Investors in the Company will rely on the business skill of the new management. If the new management lacks sufficient skill to operate successfully, the Company's shares may lose value.
     * The Company is currently under contract to acquire a medical research company. The field of medical research is very risky. If the acquisition is completed, the research activities may nevertheless fail to produce any marketable products or services, in which case the Company's share may be worthless.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.


                                    PART 1

Item 1.  Business

     In March 2005 we disposed of our only operating business. We are currently a shell company.

     During 2005 we explored a number of opportunities. Some involved the development of new businesses. Others involved the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Maui General Store in exchange for a majority of our capital stock.

     Merger Agreement with Palmera Holdings, Inc.

     On January 24, 2006 Maui entered into a Merger Agreement with Palmera Holdings, Inc. Palmera is a recently-formed corporation that has a license from The Stowe Foundation to carry on research using adult stem cell technology developed by Dr. Lawrence Stowe. Pursuant to the Merger Agreement, Palmera will give an exclusive sublicense to a newly-formed subsidiary of Palmera named Trinity Biogenics, Inc., and Trinity Biogenics will engage Palmera on an exclusive basis to carry on research utilizing the technology. Palmera will then spin-off Trinity Biogenics to the shareholders of Palmera.

     The Merger Agreement provides that at the closing Palmera will be merged into a wholly-owned subsidiary of Maui with the result that the shareholders of Palmera will own 80% of Maui's outstanding shares. The

     Merger Agreement requires a closing on or prior to February 15, 2006. The parties have informally agreed to waive that termination date, provided that either party may terminate the Merger Agreement at any time.

     On January 24, 2006 Maui also entered into a Merger Agreement with Trinity Biogenics under which Trinity Biogenics will be merged into a second wholly-owned subsidiary of Maui with the result that the shareholders of Trinity Biogenics (who are also the shareholders of Palmera) will, as a result of the two mergers, own 90.9% of Maui's outstanding shares. The Merger Agreement provides that the closing will occur after (1) the certificate of incorporation of Maui has been amended to increase its authorized capital stock and (2) Maui has obtained at least $2,000,000 in additional capital.

     On January 24, 2006 Maui and the shareholders of Palmera also entered into an Escrow and Interim Operations Agreement. The purpose of the Escrow and Interim Operations Agreement is to provide for a rescission of the merger with Palmera in the event that Maui does not obtain the required capital. Pursuant to the Escrow and Interim Operations Agreement, the Palmera shareholders will escrow with Palmera's counsel the Maui shares that they obtain on closing of the Palmera merger, and Maui will escrow with the Escrow Agent the capital stock of Palmera. When Maui has obtained $2,000,000 in additional capital, the Escrow Agent will deliver the Maui certificates to the Palmera shareholders and the Palmera shares to Maui. If Maui has not obtained the $2,000,000 within 120 days after the closing of the Palmera merger (subject to extension of up to three months by the Palmera shareholders), then the Escrow Agent will return the Maui certificates to Maui for cancellation, and the Palmera shareholders will again take control of Palmera. In order to obtain the extension of the termination date, the Palmera shareholders are required to pay $10,000 to Richard Miller for the first month's extension and $15,000 for each additional month.

     On December 9 Palmera also entered into a Stock Purchase Agreement with Richard Miller, Maui's President. The agreement provides that, on the date of the Palmera Merger, Palmera will purchase 50,000,000 common shares from Richard Miller, and Mr. Miller will surrender 3,256,635 common shares to the Maui treasury. The purchase price payable for the 50,000,000 shares will be $750,000. The purchase price will be payable after Maui has obtained the $2,000,000 in additional capital, except that Palmera will, as a prepayment, pay to Miller 25% of any money it raised in excess of $100,000 prior to January 18, 2006. The Palmera Merger Agreement provides that, at the time of the Palmera Merger, Palmera will surrender the 50,000,000 shares to Maui's treasury.


     Employees

     We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Properties

     Currently our operations are located in Hana, Maui, Hawaii, which will continue to be the headquarters for our operations for the foreseeable future. We lease approximately 1,500 square feet of office space at our Hana, Maui, Hawaii headquarters on a month-to-month basis. The current monthly rental is approximately $1,800. We also lease approximately 500 square feet of space in New York, New York pursuant to a month to month lease that currently requires monthly rental payments of approximately $1,000.

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

                                   Bid
                          -------------------
Quarter Ending               High       Low

March 31, 2004             $   .17   $   .05
June 30, 2004              $   .20   $   .05
September 30, 2004         $  1.20   $   .07
December 31, 2004          $   .10   $   .05

March 31, 2005             $   .40   $   .05
June 30, 2005              $   .13   $   .04
September 30, 2005         $   .06   $   .03
December 31, 2005          $   .22   $   .04


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

     The Company did not issue any unregistered equity securities during the 4th quarter of 2005.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2005.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     During the first quarter of 2005 we sold our only operating business. It was purchased by the individual from whom we acquired it, who gave us one million shares of our common stock in payment for the business.

     We currently have no assets and no operations. We are under contract to acquire a medical research business.

     Liquidity and Capital Resources

     At December 31, 2005 we had a working capital deficit of ($79,865), primarily due to the fact that we had no assets and owed $52,867 to our President, who has financed our ongoing operations. Our operations consumed $6,096 of cash in 2005, which we funded with a loan from our President. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

     To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders. We expect that our President will continue to fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary. Our President is not required to fund our operations, however, by any contract or other obligation.

     Our agreement to acquire Palmera Holdings, Inc. requires that the Company acquire $2,000,000 in capital. If it does not obtain that capital infusion by this summer, the merger will be, in effect, rescinded, and our Company will return to being a shell. However, even if those funds are obtained within the required time period, the ongoing business plan of Palmera will require many millions of dollars in additional financing before it will even begin to market products or services.

     The report from our independent accountants on our 2005 financial statements states that there is substantial doubt as to our ability to continue as a going concern. In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, an operating business that can sustain its operations. We cannot tell at this time whether such an acquisition will be accomplished.

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of December 31, 2005 did not involve the implementation of any critical accounting policies.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A. Controls and Procedures

     Richard H. Miller, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2005. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Miller performed his evaluation.

Item 8B. Other Information

     None.

                                 PART III

Item 9.  Directors and Executive Officers of the Registrant

     The officers and directors of the Company are:

                                                               Director
Name                   Age     Position with the Company       Since
-----------------------------------------------------------------------
Richard H. Miller       60     Director, President              2001

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Richard H. Miller. Mr. Miller became a director of the Company in February, 2001, after acquiring a majority of the outstanding shares of our common stock. From 1988 to 1999, Mr. Miller founded and served as president and chairman of Art Cards, Inc., a publicly traded company that owned the rights to the music and drawings of various contemporary artists for reproduction on greeting cards and other products. From 1979 to 1982 Mr. Miller founded and served as president and chairman of Electric Trans-portation Systems, Inc, a publicly traded company that specialized in the sales and distribution of electric cars. From 1968 to 1969, he was the sole proprietor of Open Hand Publishing Company, a Toronto-based music-publishing company. In 1974, Mr. Miller published the Whole Earth Catalogue for distribution in Canada, and from 1976 to 1980 Mr. Miller was a 50% owner of Mr. Freedom, a London clothing store where Mr. Miller oversaw the funding, construction, hiring of management, ordering of clothing, advertising and promotion of new stores. Mr. Miller also negotiated a license with Disney for Mr. Freedom to use Disney's characters on Mr. Freedom's clothing lines. Mr. Miller received a B.A. from SUNY Buffalo in 1968.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Our President made a late filing of one report on Form 4 due in 2005. Other than that filing, none of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005.

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Richard H. Miller, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2005, 2004 and 2003. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000.

                              Compensation
                        Year     Salary
                        ------------------
Richard H. Miller       2005      $0
                        2004      $0
                        2003      $0

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2005 and those options held by him on December 31, 2005.

                  Option Grants in the Last Fiscal Year

                            Percent
                            of total                       Potential realizable
                Number of   options                        value at assumed
                securities  granted to                     annual rates of
                underlying  employees  Exercise            appreciation of
                option      in fiscal  Price    Expiration for option term
Name            granted     year       ($/share)Date           5%        10%
-------------------------------------------------------------------------------
R. Miller          0         N.A.       N.A.     N.A.          0         0

                 Aggregated Fiscal Year-End Option Values

             Number of securities underlying  Value of unexercised in-the-money
             unexercised options at fiscal    options at fiscal year-end ($)
Name         year-end (#) (All exercisable)   (All exercisable)
-------------------------------------------------------------------------------
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

     There are 143,256,635 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                            Amount and
                            Nature of
Name and Address            Beneficial              Percentage
of Beneficial Owner(1)      Ownership               of Class
-----------------------------------------------------------------------
Richard H. Miller           115,497,305               80.6%

All officers and directors
as a group (1 person)       115,497,305               80.6%

______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Maui General Store, Inc., P.O. Box 297, Hana, Maui, HI 96713.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2005.

                                                               Number of
                          Number of                            securities
                          securities to      Weighted          remaining
                          be issued upon     average price     available
                          exercise of        price of          for future
                          outstanding        outstanding       issuance
                          options,           options,          under equity
                          warrants and       warrants and      compensation
                          rights             rights            plans
                          -------------------------------------------------
Equity compensation plans
 approved by security
 holders..........              0              --                   0

Equity compensation plans
 not approved by security
 holders.....                   0              --                   0

                         --------          ------             -------
   Total..............          0              --                   0

Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibit List

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm

     Balance Sheet - December 31, 2005

     Statements of Operations - Years ended December 31, 2005 and 2004 (Consolidated).

     Statements of Stockholders' Deficiency - Years ended December 31, 2005 and 2004 (Consolidated).

     Statements of Cash Flows - Years ended December 31, 2005 and 2004 (Consolidated).

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

     Audit Fees

     Webb & Company, P.A. billed $5,541 in connection with the audit and reviews of the Company's financial statements for the year ended December 31, 2005. Webb & Company, P.A. billed $3,000 in connection with the audit and reviews of the Company's financial statements for the year ended December 31, 2004. Also included are those services normally provided by the accountant in connection with the Company's statutory and regulatory filings.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-Related fees in 2005 or in 2004.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in 2005 or 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in 2005 or 2004.

     It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Maui General Store, Inc.

We have audited the accompanying balance sheets of Maui General Store, Inc. as of December 31, 2005, and the related statements of operations and comprehensive income, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 (consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Maui General Store, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has an accumulated deficit of $54,865. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 9. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WEBB & CONPANY, P.A.
------------------------
WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 31, 2006
                                                                F-1

                           MAUI GENERAL STORE, INC.
                                BALANCE SHEET
                           AS OF DECEMBER 31, 2005

ASSETS

Cash                                                  $       1
                                                       --------
TOTAL ASSETS                                          $       1
                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                     $  26,999
 Advances from stockholder                               52,867
                                                       --------
TOTAL CURRENT LIABILITIES                                79,866
                                                       --------
STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 500,000,000
  shares authorized, 143,256,635 shares issued
  and outstanding                                       143,257
 Additional paid in capital                             313,511
 Accumulated deficit                                   (536,633)
                                                       --------
 Total Stockholders' Deficiency                         (79,865)
                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $       1
                                                       ========


See accompanying notes to financial statements.

                           MAUI GENERAL STORE, INC.
                           STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (CONSOLIDATED)



                                                2005            2004
                                                           (Consolidated)
                                            -----------------------------
REVENUE, NET                                 $        -     $         -

COST OF GOODS SOLD                                    -               -
                                              ---------       ---------
GROSS PROFIT                                          -               -

OPERATING EXPENSES
 Consulting services                                  -          40,000
 Professional fees                               38,914          24,083
 Other general and administrative costs          18,355           5,000
                                              ---------       ---------
Total Operating Expenses                         57,269          69,083
                                              ---------       ---------
LOSS FROM CONTINUING OPERATIONS                 (57,269)        (69,083)

OTHER INCOME
 Settlement of liabilities                            -          18,014
                                              ---------       ---------
Total Other Income                                    -          18,014
                                              ---------       ---------
LOSS BEFORE DISCONTINUED OPERATIONS             (57,269)        (51,069)

DISCONTINUED OPERATIONS
 Income from operations of discontinued
  segment (including gain on disposal
  of $41,307)                                    41,135           8,809
                                              ---------       ---------
INCOME FROM DISCONTINUED OPERATIONS              41,135           8,809

Provision for Income Taxes                            -               -
                                              ---------       ---------
NET LOSS                                     $  (16,134)     $  (42,260)
                                              =========       =========
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
 Loss from continuing operations                      -               -
 Income from discontinued operations                  -               -
                                              ---------       ---------
NET LOSS PER SHARE - BASIC AND FULLY DILUTED $        -      $        -
                                              =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND FULLY DILUTED      143,447,226     143,922,939
                                            ===========     ===========

See accompanying notes to financial statements.

                           MAUI GENERAL STORE, INC.
                    STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (CONSOLIDATED)

                                             Additional
                          Common Stock       Paid-In     Accumulated
                       Shares      Amount    Capital     Deficit       Total
-------------------------------------------------------------------------------
Balance,
 December 31, 2003    143,606,635  143,607    254,411     (478,239)    (80,221)

Common stock issued
 in exchange for
 services                 525,000      525     93,225            -      93,750

In-kind contribution
 of rent and services           -        -      5,000            -       5,000

Net loss, 2004                  -        -          -      (42,260)    (42,260)
                      --------------------------------------------------------
Balance,
 December 31, 2004
 (Consolidated)       144,131,635  144,132    352,636     (520,499)    (23,731)

Common stock returned  (1,000,000)  (1,000)   (59,000)           -     (60,000)

Stock issued for
 services                 125,000      125      4,875            -       5,000

In-kind contribution
 of rent and services           -        -     15,000            -      15,000

Net loss, 2005                  -        -          -      (16,134)    (16,134)
                      --------------------------------------------------------
BALANCE,
 DECEMBER 31, 2005    143,256,635 $143,257   $313,511    $(536,633)   $(79,865)
                      ========================================================

See accompanying notes to financial statements.

                           MAUI GENERAL STORE, INC.
                           STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (CONSOLIDATED)

                                                   2005          2004
                                                            (Consolidated)
                                               ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               $  (16,134)   $  (42,260)
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
  In-kind contribution of rent and services         15,000         5,000
  Gain on disposal                                 (41,307)            -
  Gain on settlement of debt                             -       (18,014)
  Issuance of shares for services rendered           5,000             -
  Issuance of shares for services rendered -
   directors and consultants                             -        79,475
  Changes in assets and liabilities:
   Inventory                                         8,738       (18,863)
   Accounts payable and accrued expenses            22,607       (60,257)
                                                 ---------     ---------
 Net Cash Used In Operating Activities              (6,096)      (54,919)
                                                 ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from stockholder                          35,270        42,099
 Proceeds from loan payable - related party              -         6,705
 Repayment on loan payable - related party         (31,705)            -
                                                 ---------     ---------
 Net Cash Provided By Financing Activities           3,565        48,804
                                                 ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,531)       (6,115)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        2,532         8,647
                                                 ---------     ---------
CASH AND CASH EQUIVALENTS - END OF YEAR         $        1    $    2,532
                                                 =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest Paid                                  $        -    $        -
                                                 =========     =========

 Income Taxes Paid                              $        -    $        -
                                                 =========     =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Issuance of shares for settlement of accounts
  payable                                       $        -    $   14,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2005, the Company received 1,000,000 shares of its common stock from a stockholder in exchange for 100% of the outstanding membership interest of Hana Pearl, LLC. The shares were valued at the fair value on the date of sale of $60,000.

See accompanying notes to financial statements.

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005

NOTE 1	ORGANIZATION
--------------------

Maui General Store, Inc. (the "Company") was incorporated under the laws of the State of New York on January 3, 1995 as Kelly Green Products, Inc. Kelly Green Products, Inc. did not have any operating activities prior to the acquisitions of Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC. On October 30, 2001, the Company changed its name to Maui General Store, Inc.

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

Pursuant to a Purchase and Sale Agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company's common stock.

(A) Description of Business

In 2004, the Company merchandised "island products", initially Hawaiian goods, and later, products from other islands. The products the Company offered spanned a variety of categories, ranging from coffee, candy, soaps and lotions to apparel. There is, however, a common island theme in all of the Company's products. Hana Pearl, LLC is a wholesaler of black and golden pearls. These operations were discontinued during 2005.

In 2005, subject to market conditions and opportunities, the Company intends to maintain its existing efforts to explore various alternatives, including acquisition opportunities, for the future use of the public corporate entity.

NOTE 2	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

(A) Use of Estimates

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

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005

(B) Principles of Consolidation

In 2005, the financial statements include the accounts of Maui General Store, Inc. The accounts of Hana Pearl, LLC are accounted for as discontinued operations for the period from January 1, 2005 to March 30, 2005.

The December 31, 2004 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hana Pearl, LLC. All significant intercompany balances and transactions were eliminated in consolidation.

(C) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

(D) Advances from Stockholder

Advances from stockholder consist of advances for working capital purposes. The amount is due on demand, non-interest bearing and unsecured.

(E) Revenue Recognition

Revenue from the sale of products is recognized when the goods are delivered, the customer's right of return has expired and collectability is reasonable assured. Revenue from re-work/repair services for prior product sales is recognized as the services are provided.

(F) Stock-Based Compensation

For stock, options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock, options and warrants at the grant date using the Black-Scholes option pricing model.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", using the asset and liability approach, which require recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005

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

(I) Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted average shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities. As of December 31, 2005 and 2004, the Company does not have any outstanding dilutive securities.

(J) Financial Instruments

The Company's financial instruments consist of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

(K) Concentrations of Credit Risk

During 2004, 38% of the Company's sales were to one customer.

(L) Reclassification

Amounts from the 2004 financial statements have been reclassified to conform to the 2005 presentation.

(M) Recent Accounting Pronouncements

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

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005

NOTE 3	LOAN PAYABLE - STOCKHOLDER
----------------------------------

During 2005, the Company received working capital loans of $35,270 and repaid $25,000. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at December 31, 2005 was $52,867.

NOTE 4	LOAN PAYABLE - RELATED PARTY
------------------------------------

During 2004, the Company received working capital loans of $6,705. The loans are non-interest bearing, unsecured and due on demand. The outstanding balance at December 31, 2005 was $0.

NOTE 5	DISPOSAL OF SUBSIDIARY
------------------------------

Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company's common stock with a fair value of $60,000. The Company recorded a gain on the disposal of $41,307. Discontinued operations for the years ended December 31, 2005 and 2004 are as follows:


                                          2005            2004
                                       --------------------------
       Sales                           $   6,730       $  36,413
                                          (2,557)        (18,138)
       Operating expenses                 (4,345)         (9,466)
       Net income (loss) from
        discontinued operations
        before gain on sale                 (172)          8,809
       Gain on sale of assets of
        subsidiary                        41,307               -
                                        --------         -------
       Income from discontinued
        operations                     $  41,135       $   8,809
                                        ========         =======

       The gain on sale from the sale of all of the assets of the Company's subsidiary is calculated as follows:

       Fair value of stock received for
        subsidiary's assets                   $  60,000
       Less retained earnings of
        subsidiary at date of sale              (18,693)
                                               --------
       Gain on disposal of subsidiary,
        net of taxes                          $  41,307
                                               ========

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005
NOTE 6	COMMON STOCK
--------------------

(A) Stock Issued for Services

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

During 2005, the Company issued 125,000 shares of common stock for services with a fair value of $5,000, on the date of grant.

(B) In-Kind Contribution

During 2005, the Company recorded $15,000 of in-kind rent expense and services contributed by its majority stockholder

During 2004, the Company recorded $5,000 of in-kind rent expense and services contributed by its majority stockholder.

NOTE 7	RELATED PARTY DISCLOSURE
--------------------------------

During 2005, a stockholder and officer loaned the Company $35,270.

During 2004, a related party loaned the Company $6,705 and the balance was fully repaid as at December 31, 2005

NOTE 8	INCOME TAXES
--------------------

Income tax expense for the year ended December 31, 2005 and 2004 is summarized as follows:

         2005                 Current    Deferred      Total
                             --------------------------------

        Federal              $      -    $      -    $      -
        State                       -           -           -
                              -------     -------     -------
                             $      -    $      -    $      -
                              =======     =======     =======


         2004                 Current    Deferred      Total
                             --------------------------------

        Federal              $      -    $      -    $      -
        State                       -           -           -
                              -------     -------     -------
                             $      -    $      -    $      -
                              =======     =======     =======

                    MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005

Income tax expense for the years ended December 31, 2005 and 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

  Expected income tax expense (benefit) from operations     $  (5,486)
  Valuation allowance                                           5,486
                                                             --------
                                                            $       -
                                                             ========

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

  Deferred tax assets:                          2004          2003

  Net operating loss carryforward (benefit)   $(182,456)    $(162,601)

  Total gross deferred tax assets              (182,456)     (162,601)
  Less valuation allowance                      182,456       162,601
                                               --------      --------
  Net deferred tax assets                     $       -     $       -
                                               ========      ========

The Company has a net operating loss carryforward of approximately $520,500 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 and 2004 was $182,456 and $176,969, respectively. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $5,486.

NOTE 9	GOING CONCERN
---------------------

As reflected in the accompanying financial statements, the Company has a working capital and stockholders' deficiency of $54,866 and currently has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to raise capital and to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 10	SUBSEQUENT EVENT
------------------------

On October 18, 2005, the Company signed a non-binding letter of intent to merge with Palmera Holdings, Inc., a newly formed adult stem cell technology company.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Maui General Store, Inc.


                                     By: /s/ Richard H. Miller
                                     ---------------------------------
                                     Richard H. Miller, Chief Executive
                                      Officer

      In accordance with the Exchange Act, this Report has been signed below on February 22, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard H. Miller
---------------------------
Richard H. Miller, Director
Chief Executive Officer, Chief
Financial and Accounting Officer