Form 10QSB
period 2006-03-31
MAUI GENERAL STORE INC
filed 2006-05-15
CIK 928835

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 0-25319

                          Maui General Store, Inc.
               ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

              New York                               84-1275578
   -----------------------------------------------------------------------
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)

   19321 U.S. Highway 19 North, Building C, Suite 320, Clearwater, FL 33764
   ------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                              (727) 536-7900
                      -----------------------------
                      Registrant's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]       No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)  Yes  [X]    No  [ ]_

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                            May 12, 2006
                            Common Voting Stock: 450,000,000

Transitional Small Business Disclosure Format (check one):   Yes  [ ]   No  [X]

                    Maui General Store, Inc. and Subsidiary
                      Condensed Consolidaed Balance Sheet
                             As of March 31, 2006
                                 (Unaudited)

ASSETS

TOTAL ASSETS                                   $       -
                                                 =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Accounts payable                                 4,605
                                                 -------
 Total Current Liabilities                         4,605

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value,
  500,000,000 shares authorized,
  90,000,000 shares issued and
  outstanding                                     90,000
 Additional paid in capital                      455,359
 Accumulated deficit                            (549,964)
                                                 -------
 Total Stockholders' Deficiency                   (4,605)
                                                 -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $       -
                                                 =======

See accompanying notes to unaudited condensed consolidated financial statements.
                                     -2-

                    Maui General Store, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                 (Unaudited)


                                          For the               For the
                                     Three Months Ended    Three Months Ended
                                       March 31, 2006        March 31, 2005
                                    --------------------  --------------------
OPERATING EXPENSES
 General and administrative              $   13,331           $    6,036
                                           --------             --------
Total Operating Expenses                     13,331                6,036
                                           --------             --------
LOSS BEFORE DISCONTINUED OPERATIONS         (13,331)              (6,036)
                                           --------             --------
DISCONTINUED OPERATIONS
 Gain from sale of discontinued
  operations, net of income taxes                 -               41,307
 Loss from discontinued operations                -                 (172)
                                           --------             --------
Total Income from Discontinued Operations         -               41,135
                                           --------             --------
Provision for Income Taxes                        -                    -
                                           --------             --------
NET INCOME (LOSS)                        $  (13,331)          $   35,099
                                           ========             ========

INCOME (LOSS) PER COMMON SHARE -
 BASIC AND DILUTED
 Income (loss) from continuing
  operations                             $        -           $        -
 Income from discontinued
 operations                              $        -           $        -
                                           --------             --------
Net income (loss) per share -
 basic and diluted                       $        -           $        -
                                           ========             ========
Weighted average number of shares
 outstanding during the period -
 basic and diluted                      128,463,125          144,120,524
                                        ===========          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                    Maui General Store, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                          For the               For the
                                     Three Months Ended    Three Months Ended
                                       March 31, 2006        March 31, 2005
                                    --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing
  operations                             $  (13,331)           $   (6,036)
 Net income from discontinued
  operations                                      -                41,135
                                           --------              --------
Net income                                  (13,331)               35,099
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Changes in operating assets and
  liabilities:
  Accounts payable                            2,606                     -
  Gain on disposal                                -               (41,307)
  Cash flow from discontinued operations          -                 4,345
                                           --------              --------
 Net Cash Used In Operating Activities      (10,725)               (1,863)
                                           --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES              -                     -
                                           --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment from loans payable -
  stockholder                               (10,000)                    -
 Proceeds from loans payable -
  stockholder                                10,724                 6,036
 Contributed capital                         10,000                     -
 Cash flow from discontinued operations           -                (6,705)
                                           --------              --------
Net Cash Provided By (Used In) Operating
 Activities                                  10,724                  (669)
                                           --------              --------

NET DECREASE IN CASH                             (1)               (2,532)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        1                 2,532
                                           --------              --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                  $        -            $        -
                                           ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------

During 2005, the Company received 1,000,000 shares of its common stock from a stockholder in exchange for 100% of the outstanding membership interest of Hana Pearl, LLC. The shares were valued at the fair value on the date of sale of $60,000.

During 2006, on behalf of the Company, the Company's majority shareholder repaid accounts payable aggregating $25,000 which was treated for accounting purposed as contributed capital.

During 2006, the Company's majority shareholder forgave advances to the Company of $53,591 which was treated for accounting purposes as contributed capital.

During 2006, the Company's shareholder's returned 53,256,635 shares of common stock. These shares were cancelled and retired. The fair value of these shares was equivalent to the par value totaling $53,257.

See accompanying notes to unaudited condensed consolidated financial statements.

                    Maui General Store, Inc. and Subsidiary
                Notes to Condensed Consolidated Financial Statements
                             As of March 31, 2006
                                  (Unaudited)

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

     On January 13, 2006 the Company formed a wholly-owned subsidiary, MGS Acquisition Corp., under the laws of Florida. Maui General Store,
Inc. and MGS Acquisition Corp. are hereafter referred to as the "Company." All intercompany accounts and balances have been eliminated in consolidation.

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

     (C) Earnings Per Share

     Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of
March 31, 2006 and 2005, there were no common share equivalents outstanding.

                    Maui General Store, Inc. and Subsidiary
                Notes to Condensed Consolidated Financial Statements
                             As of March 31, 2006
                                  (Unaudited)

NOTE 1    BASIS OF PRESENTATION AND ORGANIZATION (Continued)

     (D) Income Taxes

     For the three months ended March 31, 2006, the Company accounts for income taxes under the Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (E)Recent Accounting Pronouncement

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.
This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.
This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE 2   DISPOSAL OF SUBSIDIARY

     Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Peral, LLC for 1,000,000 shares of the Company's common stock with a fair value of $60,000. The Company recorded a gain on the disposal of $ 41,307. Discontinued operations for the three month period ended
March 31, 2005 are as follows:

     Sales                                         $  6,730
     Cost of goods sold                              (2,557)
     Operating expenses                              (4,345)
                                                    -------
     Net income (loss) from discontinued
      operations before gain on sale                   (172)
     Gain on sale of assets of subsidiary            41,307
     Income from discontinued operations            -------
                                                     41,307

                    Maui General Store, Inc. and Subsidiary
                Notes to Condensed Consolidated Financial Statements
                             As of March 31, 2006
                                  (Unaudited)

NOTE 2   DISPOSAL OF SUBSIDIARY Continued)

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
                                                    =======

NOTE 3   ADVANCES FROM STOCKHOLDER

     During 2006, on behalf of the Company, the Company's majority shareholder paid expenses aggregating $10,724.

NOTE 4   STOCKHOLDERS DEFICIENCY

     During 2006, the Company's shareholder's returned 53,256,635 shares of common stock. These shares were cancelled and retired. The fair value of these shares was equivalent to the par value totaling
$53,257.

     During 2006, on behalf of the Company, the Company's majority shareholder repaid accounts payable aggregating $25,000 which was treated for accounting purposed as contributed capital.

     During 2006, the Company's majority shareholder contributed $10,000 which for accounting purposes was treated as contributed capital.

     During 2006, the Company's majority shareholder forgave advances to the Company of $53,391 which was treated for accounting purposes as contributed capital.

                    Maui General Store, Inc. and Subsidiary
                Notes to Condensed Consolidated Financial Statements
                             As of March 31, 2006
                                  (Unaudited)

NOTE 5   MERGER WITH PALMERA HOLDINGS, INC.

     On February 28, 2006, a wholly-owned subsidiary of the Company merged with Palmera Holdings, Inc. ("Palmera"), an adult stem cell technology company that was organized in 2005. In connection with the merger, the Company issued 360,000,000 shares of common stock to the shareholders of Palmera. The agreements between the Company and Palmera provide for a rescission of the merger if the Company does not raise $2,000,000 in equity capital by June 27, 2006, a date which may be extended for up to two months by the prior shareholders of Palmera. In accordance with that agreement, the 360,000,000 common shares are being held in escrow and will be returned to the Company if the rescission occurs. Because the merger is subject to a possible rescission, the financial statements of Palmera have not been consolidated with the Company's financial statements. As of May 10, 2006, the Company has not raised the required capital and the merger is still subject to the possibility of rescission.

NOTE 6   MERGER AGREEMENT

     On January 24, 2006 the Company entered into a Merger Agreement with Trinity Biogenics Corp., a Florida corporation engaged in immune therapy. The agreement provides that at a closing Trinity Biogenics
Corp. will be merged into a subsidiary of the Company and become a wholly-owned subsidiary of the Company. At the same time the Company will issue 540,000,000 shares of its common stock to the shareholders of Trinity Biogenics Corp. The closing will occur after the Company has raised $2,000,000 in additional capital and has increased its authorized common stock. If the Company has not raised $2,000,000 in additional capital by June 27, 2006 (a date which may be extended for up to two months), the Merger Agreement with Trinity Biogenics Corp. will terminate.

NOTE 7	GOING CONCERN

     As reflected in the accompanying unaudited financial statements, the Company has no continuing operations. The Company has a working capital deficiency and stockholders deficiency of $4,605 and negative cash flows form operations of $10,725. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 2.  PLAN OF OPERATIONS

     The Merger

     Palmera Holdings, Inc. was organized in September 2005 to engage in the development and commercialization of adult human stem cell technology in the fields of regenerative medicine and stem cell therapy. The goal of our research activity will be to develop autologous vaccines for targeting the human immune system, biological response modifiers for immune modulations and novel plant extracts for biological medicines. When we achieve that goal, we intend to engage in a two-pronged marketing program: licensing cell therapy technology to medical systems worldwide, while marketing biological medicines to pharmacies and clinics.

     On February 28, 2006 Palmera Holdings, Inc. was merged into a wholly-owned subsidiary of Maui General Store, Inc. ("Maui"). In connection with the merger:

     - Palmera Holdings surrendered to Maui 50,000,000 shares of Maui common stock that Palmera had purchased from Maui's majority shareholder, Richard Miller.

     - Richard Miller surrendered 3,256,635 shares of Maui common stock to Maui.

     - Maui issued 360,000,000 shares of common stock to the shareholders of Palmera Holdings.

     The result of those surrenders and issuances was that the shareholders of Palmera Holdings prior to the merger now own 360,000,000 of the 450,000,000 outstanding shares of Maui, or 80%.

     Maui has also entered into an agreement under which Trinity Biogenics, Inc. will merge into a subsidiary of Maui. The shareholders of Trinity Biogenics are the same individuals who owned Palmera Holdings, Inc. prior to its merger with Maui. If the merger with Trinity Biogenics is completed, Maui will issue an additional 540,000,000 common shares in exchange for Trinity Biogenics. The merger will occur, however, only if Maui obtains an additional $2,000,000 in capital.

     Possible Rescission

     Palmera Holdings is now legally a wholly-owned subsidiary of Maui. However, prior to the merger, Maui entered into an Escrow and Interim Operations Agreement with Richard Miller, the shareholders of Palmera, and Palmera's attorney. The purpose of the Escrow and Interim Operations Agreement is to provide for a rescission of the merger in the event that Maui does not obtain the capital necessary to satisfy Palmera's debt to Richard Miller and to implement Palmera's business plan. Pursuant to the Escrow and Interim Operations Agreement, the Palmera shareholders have escrowed with Palmera's attorney the Maui shares that they obtained on closing of the merger. Likewise, Maui has escrowed with Palmera's counsel the capital stock of Palmera. When Maui has obtained $2,000,000 in additional capital, the Escrow Agent will deliver the Maui certificates to the Palmera shareholders and the Palmera shares to Maui. If Maui has not obtained the $2,000,000 prior to June 27, 2006 (subject to extension of up to two months by the Palmera shareholders), then the Escrow Agent will return the Maui certificates to Maui for cancellation, and the Palmera shareholders will again take control of Palmera. In order to obtain the extension of the termination date, the Palmera shareholders are required to pay $10,000 to Richard Miller for each one month extension.

     The Escrow and Interim Operations Agreement also contains restrictions on the operations of Maui prior to termination of the escrow, including limitations on debt and commitments. The purpose of the restrictions is to assure that, in the event of a rescission of the merger, Maui will be returned to a legal and financial condition substantially the same as its legal and financial condition prior to the merger.

     Plan of Operations

     Neither Maui nor Palmera has sufficient cash resources to undertake significant business operations. During the past winter Palmera raised less than $200,000 in a private placement. Those funds have been largely exhausted, primarily to fund ongoing administrative expenses, including legal and accounting expenses incurred in connection with the merger. Accordingly, the Company does not at this time have sufficient cash to sustain its operations for the next twelve months. For this reason the Company's independent auditor, in its report on the Company's financial statements for the year ended December 31, 2005, expressed substantial doubt as to the Company's ability to continue as a going concern.

     In order to engage in substantial research and development operations, the Company will have to obtain capital. the Company will attempt to obtain capital by selling securities that will be convertible into Maui common stock after the termination of the Escrow and Interim Operations Agreement. The Company intends to apply the funds that it obtains from the sale of securities to the following uses:

     - Palmera is required to pay $750,000 to Richard Miller as soon as $2,000,000 in capital is raised.

     - $500,000 will be required to fund the next phase of research into adult stem cell processing.

     - $500,000 will be required to fund the development of protocols for Phase I human clinical testing.

     In addition, if the acquisition of Trinity Biogenics is completed, funds will be required to outfit and staff the Pathobiotek lab to enable it to function in Palmera's research projects.

     Accounting for the Merger

     If Maui is unable to meet the conditions in the Escrow and Interim Operations Agreement, the merger with Palmera will be, effectively, rescinded, and Maui will again be a shell corporation. Because that rescission is a significant possibility, the financial statements of Palmera have not been consolidated with the financial statements of Maui. If the $2,000,000 is raised and the Palmera and Maui shares are released from escrow, Maui will thereafter publish financial statements in which the financial results and condition of Palmera will be consolidated with the financial results and condition of Maui.

     As a stand-alone shell corporation, Maui has no assets and modest liabilities. It is unable to initiate any business or to sustain its operations independently. Until the merger, the operations of Maui were sustained by loans from Maui's majority shareholder. The balance of those loans was satisfied in part and waived in part at the closing of the Palmera merger. If the merger is rescinded, Maui will again rely on its majority shareholder for financial support.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Cristian Ivanescu, our Chief Executive Officer, and Christopher Parshad, our Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs Ivanescu and Parshad concluded that the Company's system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31.1    Rule 13a-14(a) Certification - Chief Executive Officer
     31.2    Rule 13a-14(a) Certification - Chief Financial Officer
     32      Rule 13a-14(b) Certification


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAUI GENERAL STORE, INC.


Date: May 12, 2006               By: /s/ Cristian Ivanescu
                                 -------------------------
                                 Cristian Ivanescu, Chief
                                  Executive Officer

                                 By: /s/ Christopher Parshad
                                 --------------------------------------------
                                 Christopher Parshad, Chief
                                  Financial Officer, Chief Accounting Officer