Form 10QSB
period 2006-06-30
MAUI GENERAL STORE INC
filed 2006-08-10
CIK 928835

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-25319

                           MAUI GENERAL STORE, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

             New York                                 84-1275578
    --------------------------------------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
    incorporation or organization)

                     P.O. Box 297, Hana, Maui, HI 96713
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (808) 248-8787

   19321 U.S. Highway 19 North, Building C, Suite 320, Clearwater, FL 33764
   ------------------------------------------------------------------------
               (Former Address, if Changed Since Last Report)

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

                            August 9, 2006
                            Common Voting Stock: 90,000,000

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2006
                                  (UNAUDITED)


ASSETS

TOTAL ASSETS                                     $        -
                                                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                     4,724
                                                   --------
Total Current Liabilities                             4,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 500,000,000
  shares authorized, 90,000,000 shares issued
  and outstanding                                    90,000
 Additional paid in capital                         465,487
 Accumulated deficit                               (536,632)
 Accumulated deficit during development stage       (23,579)
                                                   --------
Total Stockholders' Deficiency                       (4,724)
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $       -
                                                   ========

See accompanying notes to condensed consolidated financial statements.

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                                                    For the
                                                                    Period from
                                                                    January 1,
                         For the    For the    For the    For the   2006
                         Three      Three      Six        Six       Inception of
                         Months     Months     Months     Months    (Development
                         Ended      Ended      Ended      Ended     Stage) to
                         June 30,   June 30,   June 30,   June 30,   June 30,
                          2006       2005       2006       2005       2006
                       ---------------------------------------------------------
REVENUE                 $       -  $       -  $       -  $       -  $       -

OPERATING EXPENSES
 Professional fees          4,270          -     13,984          -     13,984
 General and
  administrative            5,977      4,753      9,595     10,789      9,595
                         --------   --------   --------   --------   --------
Total Operating Expenses   10,247      4,753     23,579     10,789     23,579
                         --------   --------   --------   --------   --------
LOSS BEFORE DISCONTINUED
 OPERATIONS               (10,247)    (4,753)   (23,579)   (10,789)   (23,579)

DISCONTINUED OPERATIONS
 Gain from sale of
 discontinued operations,
 net of income taxes            -          -          -     41,307          -
Loss from discontinued
 operations                     -          -          -       (172)         -
                         --------   --------   --------   --------   --------
Total Income from
 Discontinued Operations        -          -          -     41,135          -

Provision for Income
 Taxes                          -          -          -          -          -
                         --------   --------   --------   --------   --------
NET INCOME (LOSS)       $ (10,247) $  (4,753) $ (23,579) $  30,346  $ (23,579)
                         ========   ========   ========   ========   ========
INCOME (LOSS) PER
 COMMON SHARE -
 BASIC AND DILUTED
 Income (loss) from
  continuing operations         -          -          -          -          -
 Income from discontinued
  operations                    -          -          -          -          -
                         --------   --------   --------   --------   --------
Net income (loss)
 per share -
 basic and diluted              -          -          -          -          -
                         ========   ========   ========   ========   ========
Weighted average number
 of shares outstanding
 during the period -
 basic and diluted    90,000,000 143,131,635 109,125,311 143,620,524 109,125,311
                      ========== =========== =========== =========== ===========

See accompanying notes to unaudited condensed financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                 For the
                                                                 Period from
                                                                 January 1, 2006
                                                                 Inception of
                                  For The Six     For the Six    (Development)
                                  Months Ended    Months Ended   Stage) to
                                  June 30, 2006   June 30, 2005  June 30, 2006
                                  ----------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss from continuing
  operations                       $  (23,578)    $  (10,789)     $  (23,578)
 Net income from discontinued
  operations                                -         41,135               -
                                    ---------      ---------       ---------
 Net income (loss)                    (23,578)        30,346         (23,578)

 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  In-kind contribution                 10,128              -          10,128
 Changes in operating assets
  and liabilities:
  Accounts payable                      2,725              -           2,725
 Gain on disposal                           -        (41,307)              -
 Cash flow from discontinued
  operations                                -          4,345               -
                                    ---------      ---------       ---------
 Net Cash Used In Operating
  Activities                          (10,725)        (6,616)        (10,725)
                                    ---------      ---------       ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:                                -              -               -
                                    ---------      ---------       ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayment from loan payable -
  stockholder                         (10,000)             -         (10,000)
 Proceeds from loans payable -
  stockholder                          10,724         10,789          10,724
 Contributed capital                   10,000              -          10,000
 Cash flow from discontinued
  operations                                -         (6,705)              -
                                    ---------      ---------       ---------
 Net Cash Provided By Financing
  Activities                           10,724          4,084          10,724
                                    ---------      ---------       ---------

NET DECREASE IN CASH                       (1)        (2,532)             (1)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        1          2,532               1
                                    ---------      ---------       ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $        -     $        -      $        -
                                    =========      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Cash paid for interest            $        -     $        -      $        -
                                    =========      =========       =========
 Cash paid for taxes               $        -     $        -      $        -
                                    =========      =========       =========

See accompanying notes to unaudited condensed financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

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

See accompanying notes to unaudited condensed financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                                 (UNAUDITED)

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

         On January 13, 2006, the Company formed a wholly-owned subsidiary, MGS Acquisition Corp., under the laws of Florida. Maui General Store, Inc. and MGS Acquisition Corp. are hereafter referred to as the "Company." All intercompany accounts and balances have been eliminated in consolidation.

         The Company entered into a new development stage on January 1, 2006. The Company plans to seek a merger candidate.

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

         (C) Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Earnings Per Share

         Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

         (E) Income Taxes

         For the six months ended June 30, 2006, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                                 (UNAUDITED)

         for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (F) Recent Accounting Pronouncements

         SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2   DISPOSAL OF SUBSIDIARY

         Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Peral, LLC for 1,000,000 shares of the Company's common stock with a fair value of $60,000. The Company recorded a gain on the disposal of $ 41,307. Discontinued operations for the six month period ended June 30, 2005 are as follows:

         Sales                                   $  6,730
         Cost of goods sold                        (2,557)
         Operating expenses                        (4,345)
                                                  -------
         Net income (loss) from discontinued
          operations before gain on sale             (172)
         Gain on sale of assets of subsidiary      41,307
                                                  -------
         Income from discontinued operations     $ 41,135
                                                  =======

         The gain on sale from the sale of all of the assets of the Company's subsidiary is calculated as follows:

         Fair value of stock received for
          subsidiary's assets                    $ 60,000
         Less retained earnings of subsidiary
          at date of sale                         (18,693)
                                                  -------
         Gain on disposal of subsidiary, net of
          taxes                                  $ 41,307
                                                  =======

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                                 (UNAUDITED)

NOTE 3   RELATED PARTY TRANSACTIONS

         During 2006, the Company's sole stockholder returned 53,256,635 shares of common stock. These shares were cancelled and retired. The fair value of these shares was equivalent to the par value totaling $53,257.

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

         During 2006, on behalf of the company, Palmera Holding, Inc. paid $10,129 in expenses which was treated for accounting purposes as contributed capital.

NOTE 4   STOCKHOLDERS DEFICIENCY

         During 2006, the Company's sole stockholder returned 53,256,635 shares of common stock. These shares were cancelled and retired. The fair value of these shares was equivalent to the par value totaling $53,257.

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

         During 2006, on behalf of the company, Palmera Holding, Inc. paid $10,129 in expenses which was treated for accounting purposes as contributed capital.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                                 (UNAUDITED)

NOTE 5   MERGER AGREEMENT

         On February 28, 2006, a wholly-owned subsidiary of the Company merged with Palmera Holdings, Inc. ("Palmera"), an adult stem cell technology company that was organized in 2005. In connection with the merger, the Company issued 360,000,000 shares of common stock to the shareholders of Palmera. The agreements between the Company and Palmera provided for a rescission of the merger if the Company did not raise $2,000,000 in equity capital by June 27, 2006. In accordance with that agreement, the 360,000,000 common shares were held in escrow, subject to an agreement that they would be returned to the Company if the rescission occurred. As of June 27, 2006, the Company had not raised $2,000,000 in equity capital. Therefore, the 360,000,000 shares were surrendered to the Company and cancelled, and the Company transferred Palmera to its original shareholders. Because the merger was subject to a possible rescission, the financial statements of Palmera have not been consolidated with the Company's financial statements.

         On January 24, 2006 the Company entered into a Merger Agreement with Trinity Biogenics Corp., a Florida corporation engaged in immune therapy. The agreement provided that at a closing Trinity Biogenics Corp. would be merged into a subsidiary of the Company and the Company would issue 540,000,000 shares of its common stock to the shareholders of Trinity Biogenics Corp. The agreement further provided that if the Company had not raised $2,000,000 in additional capital by June 27, 2006, the Merger Agreement with Trinity Biogenics Corp. would terminate. As of June 27, 2006, the Company had not raised $2,000,000 in equity capital, and the Merger Agreement terminated.

NOTE 6   GOING CONCERN

         As reflected in the accompanying unaudited financial statements, the Company has no continuing operations. The Company also reflects $4,724 as a working capital deficiency and a stockholders deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and develop a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that actions presently being taken to find a merger candidate provide the opportunity for the Company to continue as a going concern.

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

     The results of operations of Hana Pearl have been recorded as "Discontinued Operations" on our Statement of Operations for the six
months ended June 30, 2005.   Accordingly we report no revenue from
continuing operations, and a loss from continuing operations equal to the administrative cost of maintaining our public company. Until we initiate or acquire a new business, our results of operations will have this structure.

     In February 2006 we were party to a reverse merger with Palmera Holdings, Inc., an adult stem cell research company. The parties to the merger agreed, however, that if the Company had not raised $2,000,000 in capital by June 27, 2006, the merger would be rescinded. Because the funds were not raised, as of June 27, 2006 we returned Palmera Holdings, Inc. to the individuals from whom we had acquired it.

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

Liquidity and Capital Resources

     For the past five years, our operations have been financed primarily by loans from our President. In connection with the reverse merger with Palmera Holdings, Inc., our President waived most of the Company's debt to him, and Palmera Holdings paid the remainder. Therfore, as of June 30, 2006 the Company had no operating assets and $4,724 in liabilities. Our President will continue to fund the administrative expenses of our business until we initiate or acquire a new business operation.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Richard Miller, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Miller concluded that the Company's system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31   Rule 13a-14(a) Certification
     32   Rule 13a-14(b) Certification


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MAUI GENERAL STORE, INC.


Date: August 9, 2006                  By: /s/ Richard Miller
                                      ---------------------------------------
                                      Richard Miller, Chief Executive Officer