Form 10QSB
period 2006-09-30
MAUI GENERAL STORE INC
filed 2006-11-13
CIK 928835

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25319

MAUI GENERAL STORE, INC. (Name of Small Business Issuer in its Charter)

New York	84-1275578
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

P.O. Box 297, Hana, Maui, HI 96713
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

Yes   [X]                    No    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   [ X ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 13, 2006

Common Voting Stock: 140,000,000

Transitional Small Business Disclosure Format (check one):                 Yes [   ]           No [X]

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	7,882
Total Current Liabilities	7,882

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 500,000,000 shares authorized, 140,000,000 shares issued and outstanding	140,000
Additional paid in capital	415,487
Accumulated deficit	(536,633)
Accumulated deficit during development stage	(26,736)
Total Stockholders’ Deficiency	(7,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2006	For the Six Months Ended September 30, 2005	For the Period from January 1, 2006 (Inception of Development Stage) to September 30, 2006
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,818	-	16,802	-	16,802
General and administrative	341	2,960	9,934	18,749	9,934
Total Operating Expenses	3,159	2,960	26,736	18,749	26,736

LOSS BEFORE DISCONTINUED OPERATIONS	(3,159)	(2,960)	(26,736)	(18,749)	(26,736)

DISCONTINUED OPERATIONS
Gain from sale of discontinued operations, net of income taxes	-	-	-	41,307	-
Loss from discontinued operations	-	-	-	(172)	-
Total Income from Discontinued Operations	-	-	-	41,135	-

Provision for Income Taxes	-	-	-	-	-

NET INCOME (LOSS)	$(3,159)	$(2,960)	$(26,736)	$22,386	$(26,736)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Income (loss) from continuing operations	$-	$-	$-	$-	$-
Income from discontinued operations	-	-	-	-	-

Net income (loss) per share – basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	99,340,659	143,256,635	105,793,704	143,512,150	105,793,704

See accompanying notes to condensed consolidated financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2006	For The Nine Months Ended September 30, 2005	For the Period from January 1, 2006 (Inception of Development Stage) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(26,736)	(18,749)	(26,736)
Net income from discontinued operations	-	41,135	-
Net income (loss)	(26,736)	22,386	(26,736)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	10,128	-	10,128
Forgiveness of debt	-	5,000	-
Changes in operating assets and liabilities:
Accounts payable	5,883	(2,750)	5,883
Accrued expenses	-	(843)	-
Gain on disposal	-	(41,307)	-
Cash flow from discontinued operations	-	8,738	-
Net Cash Used In Operating Activities	(10,725)	(8,776)	(10,725)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable – stockholder	(10,000)	-	(10,000)
Proceeds from loan payable – stockholder	10,724	12,949	10,724
Contributed capital	10,000	-	10,000
Cash flow from discontinued operations	-	(6,705)	-
Net Cash Provided By Financing Activities	10,724	6,244	10,724

NET DECREASE IN CASH	(1)	(2,532)	(1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	2,532	1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

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

During 2006, on behalf of the Company, the Company’s majority shareholder repaid accounts payable aggregating $25,000 which was treated for accounting purposed as contributed capital.

During 2006, the Company’s majority shareholder forgave advances to the Company of $53,591 which was treated for accounting purposes as contributed capital.

During 2006, the Company’s majority shareholder returned 3,256,635 shares of common stock.  These shares were cancelled and retired.  The fair value of these shares was equivalent to the par value totaling $3,257.

See accompanying notes to condensed consolidated financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

On January 13, 2006, the Company formed a wholly-owned subsidiary, MGS Acquisition Corp., under the laws of Florida.  Maui General Store, Inc. and MGS Acquisition Corp. are hereafter referred to as the “Company”.  All intercompany accounts and balances have been eliminated in consolidation.

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

(C) Cash Equivalents

For the purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Earnings Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of September 30, 2006 and 2005, there were no common share equivalents outstanding.

(E) Income Taxes

For the nine months ended September 30, 2006, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

(“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued.  SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2

DISPOSAL OF SUBSIDIARY

Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company’s common stock with a fair value of $60,000.  The Company recorded a gain on the disposal of $ 41,307.  Discontinued operations for the nine month periods ended September 30, 2006 and 2005 respectively are as follows:

2005
Sales	$6,730
Cost of goods sold	(2,557)
Operating expenses	(4,345)

Net income (loss) from discontinued operations before gain on sale	(172)
Gain on sale of assets of subsidiary	41,307

Income from discontinued operations	$41,135

The gain on sale from the sale of all of the assets of the Company’s subsidiary is calculated as follows:

Fair value of stock received for subsidiary’s assets	$60,000
Less retained earnings of subsidiary at date of sale	(18,693)

Gain on disposal of subsidiary, net of taxes	$41,307

NOTE 3

RELATED PARTY TRANSACTIONS

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

During 2006, the Company’s majority stockholder returned 3,256,635 shares of common stock.  These shares were cancelled and retired.  The fair value of these shares was equivalent to the par value totaling $3,257.

During 2006, on behalf of the Company, the Company’s majority shareholder repaid accounts payable aggregating $25,000 which was treated for accounting purposes as contributed capital.

During 2006, the Company’s majority shareholder contributed $10,000 which for accounting purposes was treated as contributed capital.

During 2006, the Company’s majority shareholder forgave advances to the Company of $53,591 which was treated for accounting purposes as contributed capital.

During 2006, on behalf of the Company, Palmera Holding, Inc. paid $10,129 in expenses which was treated for accounting purposes as contributed capital.

NOTE 4

STOCKHOLDERS DEFICIENCY

During 2006, the Company’s majority stockholder returned 3,256,635 shares of common stock. These shares were cancelled and retired.  The fair value of these shares was equivalent to the par value totaling $3,257.

During 2006, on behalf of the Company, the Company’s majority shareholder repaid accounts payable aggregating $25,000 which was treated for accounting purposes as contributed capital.

During 2006, the Company’s majority shareholder contributed $10,000 which for accounting purposes was treated as contributed capital.

During 2006, the Company’s majority shareholder forgave advances to the Company of $53,591 which was treated for accounting purposes as contributed capital.

During 2006, on behalf of the Company, Palmera Holding, Inc. paid $10,129 in expenses which was treated for accounting purposes as contributed capital.

NOTE 5

MERGER AGREEMENT

On February 28, 2006, a wholly-owned subsidiary of the Company merged with Palmera Holdings, Inc.  (“Palmera”), an adult stem cell technology company that was organized in 2005.  In connection with the merger, the Company issued 360,000,000 shares of common stock to the shareholders of Palmera.  The agreements between the Company and Palmera provided for a rescission of the merger if the Company did not raise $2,000,000 in equity capital by June 27, 2006.  In accordance with that agreement, the 360,000,000 common shares were held in escrow, subject to an agreement that they would be returned to the Company if the rescission occurred.  As of June 27, 2006, the Company had not raised $2,000,000 in equity capital.  Therefore, the 360,000,000 shares were surrendered to the Company and cancelled, and the Company transferred Palmera to its original shareholders.  Because the merger was subject to a possible rescission, the financial statements of Palmera have not been consolidated with the Company’s financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

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

NOTE 6

GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has no continuing operations.  The Company also reflects $7,882 as a working capital deficiency and stockholders deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to find a merger candidate provided the opportunity for the Company to continue as a going concern.

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

The results of operations of Hana Pearl have been recorded as “Discontinued Operations” on our Statement of Operations for the six months ended June 30, 2005.   Accordingly we report no revenue from continuing operations, and a loss from continuing operations equal to the administrative cost of maintaining our public company.  Until we initiate or acquire a new business, our results of operations will have this structure.

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

Liquidity and Capital Resources

For the past five years, our operations have been financed primarily by loans from our President.  In connection with the reverse merger with Palmera Holdings, Inc., our President waived most of the Company’s debt to him, and Palmera Holdings paid the remainder.  Therfore, as of September 30, 2006 the Company had no operating assets and $7,882 in liabilities.

As a result of our lack of operations, negative cash flow and continued losses, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  Management has determined that the Company has insufficient resources to continue operations for 12 months.  Therefore, it will be necessary for our President will continue to fund the administrative expenses of our business until we initiate or acquire a new business operation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Richard Miller, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Miller concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

MAUI GENERAL STORE, INC.

Date: November 13, 2006

By: /s/ Richard Miller

Richard Miller, Chief Executive Officer

10