Form 10QSB/A
period 2006-06-30
MAUI GENERAL STORE INC
filed 2007-03-27
CIK 928835

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB/A
                                (Amendment #1)

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

Amendment No. 1

	This Amendment is being filed in order to (a) eliminate disclosures made pursuant to paragraphs 10-13 of SFAS 7, since the Company is no longer a development stage company, (b) revise the disclosure format in the Condensed Consolidated Statements of Cash Flows, and (c) correct certain errors in Exhibit 31.




                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2006
                              -------------------
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Common stock, $0.001 par value, 500,000,000
  shares authorized, 90,000,000 shares issued
  and outstanding                                    90,000
 Additional paid in capital                         465,487
 Accumulated deficit                               (560,211)
                                                   --------
Total Stockholders' Deficiency                       (4,724)
                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $       -
                                                   ========

See accompanying notes to condensed consolidated financial statements.

                  MAUI GENERAL STORE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              -----------------------------------------------
                                 (UNAUDITED)



                         For the    For the    For the    For the
                         Three      Three      Six        Six
                         Months     Months     Months     Months
                         Ended      Ended      Ended      Ended
                         June 30,   June 30,   June 30,   June 30,
                          2006       2005       2006       2005
                       ---------------------------------------------------------
REVENUE                 $       -  $       -  $       -  $       -

OPERATING EXPENSES
 Professional fees          4,270          -     13,984          -
 General and
  administrative            5,977      4,753      9,595     10,789
                         --------   --------   --------   --------
Total Operating Expenses   10,247      4,753     23,579     10,789
                         --------   --------   --------   --------
LOSS BEFORE DISCONTINUED
 OPERATIONS               (10,247)    (4,753)   (23,579)   (10,789)

DISCONTINUED OPERATIONS
 Gain from sale of
 discontinued operations,
 net of income taxes            -          -          -     41,307
Loss from discontinued
 operations                     -          -          -       (172)
                         --------   --------   --------   --------
Total Income from
 Discontinued Operations        -          -          -     41,135

Provision for Income
 Taxes                          -          -          -          -
                         --------   --------   --------   --------
NET INCOME (LOSS)       $ (10,247) $  (4,753) $ (23,579) $  30,346
                         ========   ========   ========   ========
INCOME (LOSS) PER
 COMMON SHARE -
 BASIC AND DILUTED
 Income (loss) from
  continuing operations         -          -          -          -
 Income from discontinued
  operations                    -          -          -          -
                         --------   --------   --------   --------
Net income (loss)
 per share -
 basic and diluted              -          -          -          -
                         ========   ========   ========   ========
Weighted average number
 of shares outstanding
 during the period -
 basic and diluted    90,000,000 143,131,635 109,125,311 143,620,524
                      ========== =========== =========== ===========

See accompanying notes to unaudited condensed financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                               (UNAUDITED)

                                           For The Six     For the Six
                                           Months Ended    Months Ended
                                           June 30, 2006   June 30, 2005
                                        ----------------- ---------------
                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                            $(23,578)      $  30,346
Income (loss) from discontinued operations          -          41,135
Loss from continuing operations               (23,578)        (10,789)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 In-kind contribution                          10,128               -
Changes in operating assets and liabilities:
 Accounts payable                               2,725           4,345
 Gain on disposal                                   -         (41,307)
                                             --------        --------
Cash flow from operating activities in
 continuing operations                        (10,725)        (10,961)
Cash flow from operating activities in
 discontinued operations                            -           4,345
                                             --------        --------
Net Cash Provided By (Used In) Operating
 Activities                                   (10,725)         (6,616)
                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash flow from investing activities in
  continuing operations                             -               -
Cash flow from investing activities in
 discontinued operations                            -               -
                                             --------        --------
Net Cash Provided By Investing Activities           -               -
                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment from loan payable - stockholder    (10,000)         (6,705)
 Proceeds from loans payable - stockholder     10,724          10,789
 Contributed capital                           10,000               -
                                             --------        --------
Cash flow from financing activities in
 continuing operations                         10,724          10,789
                                             --------        --------
Cash flow from financing activities in
 discontinued operations                            -          (6,705)
                                             --------        --------
Net Cash Provided By Financing Activities      10,724           4,084
                                             --------        --------

NET DECREASE IN CASH                               (1)         (2,532)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                          1           2,532
                                             --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $       -       $       -
                                             ========        ========

Cash paid for interest                      $       -       $       -
                                             ========        ========
Cash paid for taxes                         $       -       $       -
                                             ========        ========


See accompanying notes to unaudited condensed financial statements.

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                               (UNAUDITED)

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

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                             -------------------
                                 (UNAUDITED)

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

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                             -------------------
                                 (UNAUDITED)

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
                                                  =======

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                             -------------------
                                 (UNAUDITED)

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

                   MAUI GENERAL STORE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2006
                             -------------------
                                 (UNAUDITED)

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


                                      MAUI GENERAL STORE, INC.


Date: March 27, 2007                  By: /s/ Richard Miller
                                      ---------------------------------------
                                      Richard Miller, Chief Executive Officer