Form 10QSB/A
period 2006-09-30
MAUI GENERAL STORE INC
filed 2007-03-27
CIK 928835

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

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	7,882
Total Current Liabilities	7,882

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 500,000,000 shares authorized, 140,000,000 shares issued and outstanding	140,000
Additional paid in capital	415,487
Accumulated deficit	(563,369)
Total Stockholders’ Deficiency	(7,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See accompanying notes to condensed consolidated financial statements

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2006	For the Six Months Ended September 30, 2005
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,818	-	16,802	-
General and administrative	341	2,960	9,934	18,749
Total Operating Expenses	3,159	2,960	26,736	18,749

LOSS BEFORE DISCONTINUED OPERATIONS	(3,159)	(2,960)	(26,736)	(18,749)

DISCONTINUED OPERATIONS
Gain from sale of discontinued operations, net of income taxes	-	-	-	41,307
Loss from discontinued operations	-	-	-	(172)
Total Income from Discontinued Operations	-	-	-	41,135

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(3,159)	$(2,960)	$(26,736)	$22,386

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED
Income (loss) from continuing operations	$-	$-	$-	$-
Income from discontinued operations	-	-	-	-

Net income (loss) per share – basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	99,340,659	143,256,635	105,793,704	143,512,150

See accompanying notes to condensed consolidated financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2006	For The Nine Months Ended September 30, 2005
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,736)	22,386
Income (loss) from discontinued operations	-	41,135
Loss from continuing operations	(26,736)	(18,749)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	10,128	-
Forgiveness of debt	-	5,000
Changes in operating assets and liabilities:
Inventories	-	8,738
Accounts payable	5,883	(2,750)
Accrued expenses	-	(843)
Gain on disposal	-	(41,307)
Cash flow from operating activities in continuing operations	(10,725)	(8,604)
Cash flow from operating activities in discontinued operations	-	(172)
Net Cash Used In Operating Activities	(10,725)	(8,776)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable – stockholder	(10,000)	(6,705)
Proceeds from loan payable – stockholder	10,724	12,949
Contributed capital	10,000	-
Cash flow from financing activities in continuing operations	10,724	12,949
Cash flow from financing activities in discontinued operations	-	(6,705)
Net Cash Provided By Financing Activities	10,724	6,244

NET DECREASE IN CASH	(1)	(2,532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1	2,532

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

(E) Income Taxes

For the nine months ended September 30, 2006, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

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

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

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

Richard Miller, Chief Executive Officer

10