Form 10KSB
period 2006-12-31
MAUI GENERAL STORE INC
filed 2007-03-30
CIK 928835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

State the issuer’s revenues for its most recent fiscal year: $ 0.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of March 23, 2007 was $555,186.60.

As of March 23, 2007 the number of shares outstanding of the Registrant’s common stock was 140,000,000 shares, $.001 par value.

Transitional Small Business Disclosure Format:        Yes [   ]      No   [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Maui General Store, its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•

We have no active business operations and have no significant assets. Our auditors have raised substantial doubt about our ability to continue as a going concern. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

•

The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock.  If that occurs, the current management will have no control over that company.  Investors in the Company will rely on the business skill of the new management.  If the new management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.  Business

In March 2005 we disposed of our only operating business.  We are currently a shell company.

Since 2005 we have explored a number of opportunities.  Some involved the development of new businesses.  Others involved the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Maui General Store in exchange for a majority of our capital stock.

On February 28, 2006 Palmera Holdings, Inc. was merged into a wholly-owned subsidiary of Maui General Store.  In connection with the merger, Maui issued 360,000,000 shares of common stock to the shareholders of Palmera Holdings.  At the same time, however,  Maui General Store entered into an Escrow and Interim Operations Agreement.  The Escrow and Interim Operations Agreement provided that, if Maui General Store had not obtained $2,000,000 in additional capital on or prior to June 27, 2006, it would transfer Palmera Holdings, Inc. to the original shareholders of that company and would cancel the 360,000,000 shares of Maui General Store common stock that were issued to the original shareholders of Palmera Holdings, Inc.  As of June 27, 2006 Maui General Store had not obtained the requisite $2,000,000 in additional capital.  Therefore, at the close of business on that date, Maui General Store transferred Palmera Holdings, Inc. to its original owners, and the 360,000,000 shares of Maui General Store were cancelled.  Since that time, Maui General Store has been a shell company with no business operations.

We continue to explore business opportunities, particularly businesses with which our Chairman, Richard Miller, has experience.  The business that we ultimately pursue will be determined by Mr. Miller, who is the sole member of our board of directors.  His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of Maui General Store.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Properties

Currently our operations are located in Hana, Maui, Hawaii, which will continue to be the headquarters for our operations for the foreseeable future. Our Chairman provides us  approximately 1,500 square feet of office space at our Hana, Maui, Hawaii headquarters free of charge. We also lease approximately 500 square feet of space in New York, New York pursuant to a month to month lease that currently requires monthly rental payments of approximately $1,000.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “MAUG.OB” since January 28, 2004.  Set forth below are the high and low bid prices for each of the fiscal quarters in the past two years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low

March 31, 2005	$ .40	$ .05
June 30, 2005	$ .13	$ .04
September 30, 2005	$ .06	$ .03
December 31, 2005	$ .22	$ .04

March 31, 2006	$ .18	$ .06
June 30, 2006	$ .11	$ .05
September 30, 2006	$ .11	$ .03
December 31, 2006	$ .04	$ .02

(b) Shareholders

Our shareholders list contains the names of 2,046 registered stockholders of record of the Company’s Common Stock.

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

The Company did not issue any unregistered equity securities during the 4th quarter of 2006

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006

Item 6

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

During the first quarter of 2005 we sold our only operating business.  It was purchased by the individual from whom we acquired it, who gave us one million shares of our common stock in payment for the business.

We currently have no assets and no operations.  During 2006 we realized no revenue and incurred $38,714 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily rent payments.

Our operating expenses in 2005 were somewhat greater than in 2006 because we incurred expenses in 2005 in connection with the negotiation and execution of the merger agreement with Palmera Holdings.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2006 we had a working capital deficit of ($7,469), due to the fact that we had $7 in assets and owed $7,476, primarily to our President, who has financed our ongoing operations, and our professional advisors.  Our operations consumed $10,718 of cash in 2006, most of which was funded by a capital contribution made by the shareholders of Palmera Holdings as a condition to closing of the merger agreement.   In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our President is not required to fund our operations, however, by any contract or other obligation.

The report from our independent accountants on our 2006 financial statements states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, either project financing or an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished.

Application of Critical Accounting Policies

The preparation of our balance sheet as of December 31, 2006 did not involve the implementation of any critical accounting policies.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Maui General Store in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Maui General Store is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Maui General Store’s system of disclosure controls and procedures was effective as of December 31, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Maui General Store’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Maui General Store’s internal control over financial reporting.

Item 8B   Other Information

None.

PART III

Item 9.

   Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

Director

 Name

Age

Position with the Company

Since

Richard H. Miller

61

Director, President

2001

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Richard H. Miller.  Mr. Miller became a director of the Company in February, 2001, after acquiring a majority of the outstanding shares of our common stock. From 1988 to 1999, Mr. Miller founded and served as president and chairman of Art Cards, Inc., a publicly traded company that owned the rights to the music and drawings of various contemporary artists for reproduction on greeting cards and other products. From 1979 to 1982 Mr. Miller founded and served as president and chairman of Electric Transportation Systems, Inc, a publicly traded company that specialized in the sales and distribution of electric cars. From 1968 to 1969, he was the sole proprietor of Open Hand Publishing Company, a Toronto-based music-publishing company. In 1974, Mr. Miller published the Whole Earth Catalogue for distribution in Canada, and from 1976 to 1980 Mr. Miller was a 50% owner of Mr. Freedom, a London clothing store where Mr. Miller oversaw the funding, construction, hiring of management, ordering of clothing, advertising and promotion of new stores. Mr. Miller also negotiated a license with Disney for Mr. Freedom to use Disney’s characters on Mr. Freedom’s clothing lines. Mr. Miller received a B.A. from SUNY Buffalo in 1968.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The functions that would be performed by an Audit Committee are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Our President failed to file one Form 4 due in 2006.  Other than that filing, none of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Richard H. Miller, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

Compensation

Year

Salary

Richard H. Miller

2006

$0

2005

$0

2004

$0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2006 and those options held by him on December 31, 2006.

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

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Richard H. Miller;

•

each of our directors; and

•

all directors and executive officers as a group.

There are 140,000,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Richard H. Miller	112,240,670	80.2%

All officers and directors as a group (1 person)	112,240,670	80.2%

______________________________

(1)

The address of each shareholder, unless otherwise noted, is c/o Maui General Store, Inc., P.O. Box 297, Hana, Maui, HI 96713.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders..........	0	--	0
Equity compensation plans not approved by security holders.....	0	--	0
Total..............	0	--	0

Item 12.  Certain Relationships and Related Transactions

During 2006, in connection with the Palmera Holdings merger, Richard Miller, the Company’s majority stockholder:

•

Surrendered 3,256,635 shares of common stock, valued at $3,257, to the Company’s treasury;

•

Satisfied accounts payable aggregating $25,000, which was treated for accounting purposes as contributed capital.

•

Forgave advances to the Company of $53,591, which was treated for accounting purposes as contributed capital.

In addition, during 2006, Mr. Miller contributed $10,000 in cash to the Company, contributed $10,000 in rent and services to the Company, and paid $2,390 of the Company’s expenses.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005.

Consolidated Statements of Stockholders’ Deficiency - Years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a

Certificate of Incorporation, as amended. (1)

3-b

By-laws (1)

Subsidiaries – None

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

_________________________________________

(1)

Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-50441) and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Webb & Company, P.A. billed $7,389 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2006.  Webb & Company, P.A. billed $5,541 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2005.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Webb & Company, P.A. did not bill the Company for any Audit-Related fees in 2006 or in 2005.

Tax Fees

Webb & Company, P.A. did not bill the Company in 2006 or 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Webb & Company, P.A. did not bill the Company for any other fees in 2006 or 2005.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Maui General Store, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Maui General Store, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Maui General Store, Inc. and subsidiary as of December 31, 2006, and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company has an accumulated deficit of $575,347, a working capital and stockholders’ deficiency of $7,469 and currently has no operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

February 1, 2007

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$7

TOTAL ASSETS	7

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$7,476

TOTAL LIABILITIES	7,476

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 500,000,000 shares authorized, 140,000,000 shares issued and outstanding	140,000
Additional paid in capital	427,878
Accumulated deficit	(575,347)
Total Stockholders’ Deficiency	(7,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7

See accompanying notes to consolidated financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	18,677	38,914
General and administrative	20,037	18,355
Total Operating Expenses	38,714	57,269

LOSS BEFORE DISCONTINUED OPERATIONS	(38,714)	(57,269)

DISCONTINUED OPERATIONS
Income from operations of discontinued segment (including gain on disposal of $41,307)	-	41,135

TOTAL INCOME FROM DISCONTINUED OPERATIONS	-	41,135

Provision for Income Taxes	-	-

NET LOSS	$(38,714)	$(16,134)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED
Loss from continuing operations	-	-
Income from discontinued operations	-	-

NET LOSS PER SHARE – BASIC AND FULLY DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND FULLY DILUTED	114,415,565	143,447,226

See accompanying notes to consolidated financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	144,131,635	144,132	352,636	(520,499)	(23,731)

Stock received for Hana Pearl	(1,000,000)	(1,000)	(59,000)	-	(60,000)

Stock issued for services	125,000	125	4,875	-	5,000

In-kind contribution of rent and services	-	-	15,000	-	15,000

Net loss, 2005	-	-	-	(16,134)	(16,134)

Balance, December 31, 2005	143,256,635	143,257	313,511	(536,633)	(79,865)

Stock contributed back by shareholder	(3,256,635)	(3,257)	3,257	-	-

Contributed capital by the shareholder	-	-	88,591	-	88,591

In-kind contribution of expenses	-	-	12,519	-	12,519

In-kind contribution of rent and services	-	-	10,000	-	10,000

Net loss	-	-	-	(38,714)	(38,714)

BALANCE, DECEMBER 31, 2006	140,000,000	140,000	417,878	(575,347)	(7,469)

See accompanying notes to consolidated financial statements.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(38,714)	$(57,269)
Net income (loss) from discontinued operations	-	41,135
Net loss	(38,714)	(16,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
In-kind contribution of expenses	12,519
In-kind contribution of rent and services	10,000	15,000
Issuance of shares for services rendered	-	5,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,477	22,607
Inventory	-	8,738
Gain on disposal	-	(41,307)
Cash flow from operating activities in continuing operations	(10,718)	(6,096)
Cash flow from operating activities in discontinued operations	-	-
Net Cash Used In Operating Activities	(10,718)	(6,096)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on loan payable – stockholder	(10,000)	-
Proceeds from loan payable – stockholder	10,724	35,270
Repayment of loan payable – related party	-	(31,705)
Contributed capital	10,000	-
Cash flow from financing activities in continuing operations	10,724	3,565
Cash flow from financing activities in discontinued operations	-	-
Net Cash Provided By Financing Activities	10,724	3,565

NET INCREASE (DECREASE) IN CASH	6	(2,531)

CASH– BEGINNING OF YEAR	1	2,532

CASH– END OF YEAR	$7	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 2005, the Company received 1,000,000 shares of its common stock from a stockholder in exchange for 100% of the outstanding membership interest of Hana Pearl, LLC.  The shares were valued at the fair value on the date of sale of $60,000.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1

ORGANIZATION

Maui General Store, Inc. (the “Company”) was incorporated under the laws of the State of New York on January 3, 1995 as Kelly Green Products, Inc.  Kelly Green Products, Inc. did not have any operating activities prior to the acquisitions of Maui General Store, Inc. (A Colorado Corporation) and Hana Pearl, LLC.  On October 30, 2001, the Company changed its name to Maui General Store, Inc.

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

(A) Description of Business

Hana Pearl, LLC was a wholesaler of black and golden pearls.  These operations were discontinued during 2005.

The Company intends to maintain its existing efforts to explore various alternatives, including acquisition opportunities, for the future use of the public corporate entity.

NOTE 2

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Use of Estimates

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

(B) Principles of Consolidation

The consolidated financial statements for 2006 include the accounts of Maui General Store, Inc. and its wholly owned subsidiary MGS Acquisition Corp.  The consolidated financial statements for 2005 include the accounts of Maui General Store, Inc. and its wholly owned subsidiary Hana Pearl, LLC through March 31, 2005.  All significant intercompany accounts and transactions have been eliminated in consolidation.

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(C) Cash and Cash Equivalents

For the purposes of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Revenue Recognition

Revenue from the sale of products is recognized when the goods are delivered, the customer’s right of return has expired and collectability is reasonable assured.  Revenue from re-work/repair services for prior product sales is recognized as the services are provided.

(E) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Income Taxes

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

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period.  Diluted earnings per common share is calculated by adjusting the weighted average shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities.  At December 31, 2006 and 2005 the Company does not have any outstanding dilutive securities.

(I) Financial Instruments

The Company’s financial instrument consists of accounts payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.  The fair value of this financial instrument approximates its carrying value, unless otherwise noted.

(J) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued.  SFAS 155 and 156 have no current applicability to the Company and have no effect on the consolidated financial statements.

NOTE 3

DISPOSAL OF SUBSIDIARY

Pursuant to a purchase and sale agreement dated March 30, 2005, the Company sold 100% of the membership interest it held in Hana Pearl, LLC for 1,000,000 shares of the Company’s common stock with a fair value of $60,000.  The Company recorded a gain on the disposal of $41,307.  Discontinued operations for the year ended December 31, 2005 is as follows:

Sales	$6,730
Cost of goods sold	(2,557)
Operating expenses	(4,345)
Net income (loss) from discontinued operations before gain on sale	(172)
Gain on sale of assets of subsidiary	41,307

Income from discontinued operations	$41,135

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The gain on sale from the sale of all of the assets of the Company’s subsidiary is calculated as follows:

Fair value of stock received for subsidiary’s assets	$60,000
Less fair value of subsidiary at date of sale	(18,693)

Gain on disposal of subsidiary, net of taxes	$41,307

NOTE 4

STOCKHOLDERS’ DEFICIENCY

(A) Stock Issued for Services

During 2005, the Company issued 125,000 shares of common stock for services with a fair value of $5,000, on the date of grant.

(B) In-Kind Contribution

During 2006, the Company recorded $12,519 of expenses as an in-kind contribution that was paid by its majority stockholder.

During 2006, the Company recorded $10,000 of in-kind rent expense and services contributed by its majority stockholder

During 2005, the Company recorded $15,000 of in-kind rent expense and services contributed by its majority stockholder

(C) Other

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

During 2006, the Company’s majority shareholder paid $2,390 of expenses which was treated for accounting purposes as contributed capital.

NOTE 5

RELATED PARTY TRANSACTIONS

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

During 2006, the Company’s majority shareholder paid $2,390 of expenses which was treated for accounting purposes as contributed capital.

During 2006, the Company recorded $10,000 of in-kind rent expense and services contributed by its majority stockholder

During 2005, a stockholder and officer loaned the Company $35,270.

During 2005, the Company recorded $15,000 of in-kind rent expense and services contributed by its majority stockholder

NOTE 6

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

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

the Merger Agreement with Trinity Biogenics Corp. would terminate.  As of June 27, 2006, the Company had not raised $2,000,000 in equity capital, and the Merger Agreement terminated.

NOTE 7

INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 2006 and 2005 is summarized as follows:

2006	Current	Deferred	Total
Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-
2005
Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-

Income tax expense (benefit) for the year ended December 31, 2006 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

Expected income tax expense from operations	$13,163
Valuation allowance	(13,163)
$-

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

MAUI GENERAL STORE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Deferred tax assets:	2006	2005
Net operating loss carryforward (benefit)	$(195,618)	$(182,455)
Total gross deferred tax assets	(195,618)	(182,455)
Less valuation allowance	195,618	182,455

Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $575,000 available to offset future taxable income through 2026.  The valuation allowance at December 31, 2006 was $195,618.  The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $13,163.

NOTE 8

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $575,347 and a working capital and stockholders’ deficiency of $7,469 and currently has no operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital and to successfully explore various business opportunities including acquisition opportunities.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maui General Store, Inc.

By: /s/ Richard H. Miller

     Richard H. Miller, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 29, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Richard H. Miller

Richard H. Miller, Director

Chief Executive Officer, Chief

Financial and Accounting Officer