Form 10QSB
period 2007-06-30
MAUI GENERAL STORE INC
filed 2007-08-08
CIK 928835

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-25319

MAUI GENERAL STORE, INC. (Name of Small Business Issuer in its Charter)

New York	84-1275578
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

PO Box 297, Hana, Maui, HI 96713
(Address of Principal Executive Offices)

808-248-8787

 (Issuer's telephone number, including area code)

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

August 8, 2007

Common Voting Stock: 140,000,000

Transitional Small Business Disclosure Format (check one):     Yes  [   ]           No [X]

See accompanying notes to condensed consolidated financial statements

Maui General Store, Inc.
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$42
Total Current Assets	42

Total Assets	$42

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$14,094
Loans payable - related party	1,000
Total Liabilities	15,094

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 500,000,000 shares authorized,
140,000,000 shares issued and outstanding	140,000
Additional paid-in capital	430,278
Accumulated Deficit	(585,330)
Accumulated deficit during development stage	-
Total Stockholders' Deficiency	(15,052)

Total Liabilities and Stockholders' Deficiency	$42

See accompanying notes to condensed consolidated financial statements

Maui General Store, Inc.
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$ -	$ -	$ -	$ -

Operating Expenses
Professional fees	2,424	4,270	8,485	13,984
General and administrative	302	5,977	1,533	9,595
Total Operating Expenses	2,726	10,247	10,018	23,579

Loss from Operations	(2,726)	(10,247)	(10,018)	(23,579)

Other Income
Miscellaneous Income	35	-	35	-
Total Other Income	35	-	35	-

Provision for Income Taxes	-	-	-	-

Net Loss	$ (2,691)	$ (10,247)	$ (9,983)	$ (23,579)

LOSS PER COMMON SHARE -
BASIC AND DILUTED

Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	140,000,000	90,000,000	140,000,000	109,125,311

See accompanying notes to condensed consolidated financial statements

Maui General Store, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net Loss	$ (9,983)	$ (23,578)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	2,400	10,128
Changes in operating assets and liabilities:
Accounts Payable	6,618	2,725
Net Cash Used In Operating Activities	(965)	(10,725)

Cash Flows From Financing Activities:
Repayment of loan payable - stockholder	-	(10,000)
Proceeds from Loan payable - Stockholder	1,000	10,724
Contributed Capital	-	10,000
Net Cash Provided by Financing Activities	1,000	10,724

Net Decrease in Cash	35	(1)

Cash at Beginning of Period	7	1

Cash at End of Period	$ 42	$ -

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes to condensed consolidated financial statements

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

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

(D) Earnings Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2007 and 2006, there were no common share equivalents outstanding.

(E) Income Taxes

For the three months ended June 30, 2007, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NOTE 2

RELATED PARTY TRANSACTIONS

For the period ended June 30, 2007, the Company’s majority shareholder paid $2,400 of expenses which was treated for accounting purposes as contributed capital.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

NOTE 3

ADVANCES FROM STOCKHOLDER

On April 16, 2007 the Company’s president loaned the Company $1,000.  The loan is unsecured, non-interest bearing, and due on demand.

NOTE 4

STOCKHOLDERS DEFICIENCY

For the period ended June 30, 2007, the Company’s majority shareholder paid $2,400 of expenses which was treated for accounting purposes as contributed capital.

NOTE 5

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $585,330 and a working capital and stockholders’ deficiency of $15,052, and currently has no operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6

SUBSEQUENT EVENT

On July 11, 2007 the Company’s president loaned the Company $800.  The loan is unsecured, non-interest bearing, and due on demand.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

We currently have no significant assets and no operations.  During the first six months of 2007 we realized no revenue and incurred $10,018 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily rent payments.

Our operating expenses in the first six months of 2006 were greater than in the first six months of 2007 because we incurred expenses in 2006 in connection with the implementation of a subsequently aborted merger with Palmera Holdings.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2007 we had a working capital deficit of ($15,052), due to the fact that we had no significant assets and owed $15,094, primarily to our professional advisors.  Our operations consumed only $965 of cash in the first six months of 2007, since we only paid that portion of our bills in that period.  During the first six months of 2006, our operations consumed $10,725, most of which was funded by a capital contribution made by the shareholders of Palmera Holdings as a condition to closing of the merger agreement. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Richard Miller, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Miller concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

MAUI GENERAL STORE, INC.

Date: August 8, 2007

By: /s/ Richard Miller

Richard Miller, Chief Executive Officer

10