Form 10KSB
period 2007-12-31
MAUI GENERAL STORE INC
filed 2008-03-27
CIK 928835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of March 19, 2008 was $777,261.

As of March 19, 2008 the number of shares outstanding of the Registrant’s common stock was 140,000,000 shares, $.001 par value.

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

Bid
Quarter Ending	High	Low

March 31, 2006	$ .18	$ .06
June 30, 2006	$ .11	$ .05
September 30, 2006	$ .11	$ .03
December 31, 2006	$ .04	$ .02

March 31, 2007	$ .03	$ .01
June 30, 2007	$ .06	$ .01
September 30, 2007	$ .10	$ .02
December 31, 2007	$ .06	$ .02

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

The Company did not issue any unregistered equity securities during the 4th quarter of 2007

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007

Item 6

Management’s Discussion and Analysis

Results of Operations

During the first quarter of 2005 we sold our only operating business.  It was purchased by the individual from whom we acquired it, who gave us one million shares of our common stock in payment for the business.

We currently have nominal assets and no operations.  During 2007 we realized no revenue and incurred $14,057 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily rent payments.

Our operating expenses in 2007 were lower than in 2006 because we incurred expenses in 2006 in connection with the negotiation and execution of the merger agreement with Palmera Holdings, a transaction that was subsequently reversed.  We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2007 we had a working capital deficit of ($16,401), due to the fact that we had $1,042 in assets and owed $17,443.  Our debts are owed primarily to our professional advisors, but also include $4,000 owed to our President, who has financed our ongoing operations.  Our operations consumed $8,055 of cash in 2007, all of which was funded by our President.  In 2006 our operations used $10,718 in cash, most of which was funded by a capital contribution made by the shareholders of Palmera Holdings in connection with the acquisition of that company that we completed in February 2006 and reversed in June 2006.   In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

The report from our independent accountants on our 2007 financial statements states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, either project financing or an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished.

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 7 to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Impact of Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Maui General Store in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Maui General Store is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Maui General Store’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting.  Therefore, it is our conclusion that the Company’s internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B   Other Information

None.

PART III

Item 9.

   Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

Director

 Name

Age

Position with the Company

Since

Richard H. Miller

62

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Richard H. Miller, its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2007, 2006 and 2005.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

Compensation

Year

Salary

Richard H. Miller

2007

$0

2006

$0

2005

$0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.

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

______________________________

(1)

The address of each shareholder, unless otherwise noted, is c/o Maui General Store, Inc., P.O. Box 297, Hana, Maui, HI 96713.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

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

Item 12.  Certain Relationships and Related Transactions and Director Independence

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

During 2007 Mr. Miller contributed $10,000 in cash to the Company, contributed $5,090 to the Company by paying expenses in that amount.  Mr. Miller also loaned, net of repayments, $4,000 to the Company during 2007.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2007 and 2006

Statements of Operations - Years ended December 31, 2007 and 2006.

Statements of Stockholders’ Deficiency - Years ended December 31, 2007 and 2006.

Statements of Cash Flows - Years ended December 31, 2007 and 2006.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

Webb & Company, P.A. billed $6,900 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2007.  Webb & Company, P.A. billed $7,389 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2006.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Webb & Company, P.A. did not bill the Company for any Audit-Related fees in 2007 or in 2006.

Tax Fees

Webb & Company, P.A. did not bill the Company in 2007 or 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Webb & Company, P.A. did not bill the Company for any other fees in 2007 or 2006.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Maui General Store, Inc.

We have audited the accompanying balance sheets of Maui General Store, Inc. as of December 31, 2007 and 2006 (consolidated), and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006(consolidated). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Maui General Store, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $589,369, working capital and stockholders deficiency of $16,401 and used cash in operations of $8,055.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 8.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.

WEBB & COMPANY, P.A.

February 6, 2008

Maui General Store, Inc.
Balance Sheets

ASSETS

	2007	2006
		(Consolidated)
Current Assets
Cash	$1,042	$7

Total Assets	$1,042	$7

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$13,443	$7,476
Loans payable - related party	4,000	-
Total Liabilities	17,443	7,476

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value;
500,000,000 shares authorized,
140,000,000 and 140,000,000 shares
issued and outstanding, respectively	140,000	140,000
Additional paid-in capital	432,968	427,878
Accumulated Deficit	(589,369)	(575,347)

Total Stockholders' Deficiency	(16,401)	(7,469)

Total Liabilities and Stockholders' Deficiency	$1,042	$7

See accompanying notes to financial statements

Maui General Store, Inc.
Statements of Operations
For the Years Ended December 31, 2007 and 2006 (Consolidated)

	2007	2006
		(Consolidated)

Revenue	$ -	$ -
Operating Expenses
Professional fees	11,704	18,677
General and administrative	2,353	20,037
Total Operating Expenses	14,057	38,714
Loss from Operations	(14,057)	(38,714)
Other Income
Miscellaneous Income	35	-
Total Other Income	35	-
Provision for Income Taxes	-	-
Net Loss	$ (14,022)	$ (38,714)

LOSS PER COMMON SHARE -
BASIC AND DILUTED
Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	140,000,000	114,415,565

See accompanying notes to financial statements

Maui General Stores, Inc.
Statements of Changes in Stockholders' Deficiency
For the Years Ended December 31, 2007 and 2006

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance, December 31, 2005 (Consolidated)	143,256,635	$ 143,257	$ 313,511	$ (536,633)	$ (79,865)

Stock contributed back by shareholder	(3,256,635)	(3,257)	3,257	-	-

Contributed Capital by the shareholder	-	-	88,591	-	88,591

In-kind contribution of expenses			12,519		12,519

In-kind contribution of rent and services			10,000		10,000

Net Loss, 2006				(38,714)	(38,714)

Balance, December 31, 2006 (Consolidated)	140,000,000	140,000	427,878	(575,347)	(7,469)

In-kind contribution of expenses	-	-	5,090	-	5,090

Net Loss, 2007	-	-	-	(14,022)	(14,022)

BALANCE, DECEMBER 31, 2007	140,000,000	$ 140,000	$ 432,968	$ (589,369)	$ (16,401)

See accompanying notes to financial statements

Maui General Store, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006 (Consolidated)

	2007	2006
		(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$ (14,022)	$ (38,714)
Adjustments to reconcile net loss to net
cash used in operating activities:
In-kind contribution of expenses	-	12,519
In-kind contribution of rent and services	-	10,000
Changes in operating assets and liabilities:
Accounts payable	5,967	5,477
Net Cash Used In Operating Activities	(8,055)	(10,718)

Cash Flows from Investing Activities
Cash Flows From Financing Activities:
Repayment of loan payable - Stockholder	(5,000)	(10,000)
Proceeds from Loan payable - Stockholder	9,000	10,724
Contributed Capital	5,090	10,000
Net Cash Provided by Financing Activities	9,090	10,724

Net Increase (Decrease) in Cash	1,035	6

Cash -Beginning of Year	7	1

Cash -End of Year	$ 1,042	$ 7

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes to financial statements

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

NOTE 1

ORGANIZATION

Maui General Store, Inc. (the “Company”) was incorporated under the laws of the State of New York on January 3, 1995 as Kelly Green Products, Inc.  On October 30, 2001, the Company changed its name to Maui General Store, Inc.

On January 13, 2006, the Company formed a wholly-owned subsidiary, MGS Acquisition Corp., under the laws of Florida.  During 2006, as part of the failed merger, the Company disposed of MGS Acquisition Corp.  All intercompany accounts and balances have been eliminated in consolidation.

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

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Maui General Store, Inc. and its wholly owned subsidiary MGS Acquisition Corp for 2006.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

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

(H) Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic earnings per common share is calculated by

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period.  Diluted earnings per common share is calculated by adjusting the weighted average shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities.  At December 31, 2007 and 2006 the Company does not have any outstanding dilutive securities.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2007, the Company’s majority shareholder paid $5,090 of expenses which was treated for accounting purposes as contributed capital.

During 2007, the Company’s president advanced the company $9,000. These advances are unsecured, non-interest bearing, and due on demand. During 2007 the Company repaid $5,000 of the advances (see Note 4).

NOTE 4

ADVANCES FROM STOCKHOLDER

During 2007, the Company’s president advanced the company $9,000. These advances are unsecured, non-interest bearing, and due on demand. During 2007 the Company repaid $5,000 of the advances (see Note 3).

NOTE 5

STOCKHOLDERS DEFICIENCY

For the year ended December 31, 2007, the Company’s majority shareholder paid $5,090 of expenses which was treated for accounting purposes as contributed capital.

During 2006, the Company recorded $12,519 of in-kind services contributed by its majority stockholder.

During 2006, the Company’s majority stockholder returned 3,256,635 shares of common stock. These shares were cancelled and retired.  The fair value of these shares was equivalent to the par value totaling $3,257.

During 2006, on behalf of the Company, the Company’s majority shareholder repaid accounts

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

payable aggregating $25,000 which was treated for accounting purposes as contributed capital.

During 2006, the Company’s majority shareholder contributed $10,000 which for accounting purposes was treated as contributed capital.

During 2006, the Company’s majority shareholder forgave advances to the Company of $53,591 which was treated for accounting purposes as contributed capital.

During 2006, on behalf of the Company, Palmera Holding, Inc. paid $10,000 in expenses which was treated for accounting purposes as contributed capital.

NOTE 6       RELATED PARTY TRANSACTIONS

For the year ended December 31, 2007, the Company’s majority shareholder paid $5,090 of expenses which was treated for accounting purposes as contributed capital.

During 2007, the Company’s president advanced the company $9,000. These advances are unsecured, non-interest bearing, and due on demand. During 2007 the Company repaid $5,000 of the advances (see Note 4).

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

During 2006, on behalf of the Company, Palmera Holding, Inc. paid $10,000 in expenses which was treated for accounting purposes as contributed capital.

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

NOTE 7

INCOME TAXES

Income tax expense (benefit) for the year ended December 31, 2007 and 2006 is summarized as follows:

2007	Current	Deferred	Total

Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-

2006

Federal	$-	$-	$-
State	-	-	-
	$-	$-	$-

Income tax expense (benefit) for the year ended December 31, 2007 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:

Expected income tax expense from operations	$1,367
Valuation allowance	(1,367)
$-

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

Deferred tax assets:		2007		2006

Net operating loss carryforward (benefit)	$	(196,985)	$	(195,618)
Total gross deferred tax assets		(196,985)		(195,618)
Less valuation allowance		196,985		195,618
Net deferred tax assets		$-		$-

The Company has a net operating loss carryforward of approximately $579,369 available to offset future taxable income through 2027.  The valuation allowance at December 31, 2007 was $196,985.  The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $1,367.  During 2007, the Company adjusted the deferred tax assets by $3,400 for non deductible expenses incurred during 2006.

MAUI GENERAL STORE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 (CONSOLIDATED)

NOTE 8

GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $589,369, a working capital and stockholders’ deficiency of $16,401 and used cash in operations of $8,055.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Maui General Store, Inc.

By: /s/ Richard H. Miller

     Richard H. Miller, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 27, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Richard H. Miller

Richard H. Miller, Director

Chief Executive Officer, Chief

Financial and Accounting Officer