Form 10-Q
period 2008-03-31
MAUI GENERAL STORE INC
filed 2008-05-13
CIK 928835

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)  Large accelerated filer     Accelerated filer __   Non-accelerated filer     Small reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 9, 2008

Common Voting Stock: 140,000,000

Maui General Store, Inc.
Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$1,042

Total Assets	$-	$1,042

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$21,136	$13,443
Loans payable - related party	6,421	4,000
Total Liabilities	27,557	17,443

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value; 500,000,000
shares authorized,140,000,000 and 140,000,000
shares issued and outstanding, respectively	140,000	140,000
Additional paid-in capital	432,968	432,968
Accumulated Deficit	(600,525)	(589,369)

Total Stockholders' Deficiency	(27,557)	(16,401)

Total Liabilities and Stockholders' Deficiency	$-	$1,042

See accompanying notes to condensed financial statements.

Maui General Store, Inc.
Condensed Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenue	$ -	$ -

Operating Expenses
Professional fees	10,756	6,061
General and administrative	400	1,231
Total Operating Expenses	11,156	7,292

Loss from Operations	(11,156)	(7,292)

Provision for Income Taxes	-	-

Net Loss	$ (11,156)	$ (7,292)

LOSS PER COMMON SHARE -
BASIC AND DILUTED

Net Loss Per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	140,000,000	140,000,000

See accompanying notes to condensed financial statements.

Maui General Store, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net Loss	$ (11,156)	$ (7,292)
Adjustments to reconcile net loss to net
cash used in operating activities:
In-kind contribution of expenses	-	2,400
Changes in operating assets and liabilities:
Accounts payable	7,693	4,885
Net Cash Used In Operating Activities	(3,463)	(7)

Cash Flows from Investing Activities
Cash Flows From Financing Activities:
Repayment of loan payable - Stockholder	(1,042)	-
Proceeds from Loan payable - Stockholder	3,463	-
Net Cash Provided by Financing Activities	2,421	-

Net Increase (Decrease) in Cash	(1,042)	(7)

Cash -Beginning of Year	1,042	7

Cash -End of Year	$ -	$ -

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes to condensed financial statements.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(UNAUDITED)

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

(H)   Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period.  Diluted earnings per common share is calculated by adjusting the weighted average shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities.  At March 31, 2008 and 2007, the Company does not have any outstanding dilutive securities.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(UNAUDITED)

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently,

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(UNAUDITED)

when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2

RELATED PARTY TRANSACTIONS

For the period ended March 31, 2008, on behalf of the Company, the Company's majority shareholder paid expenses aggregating $3,463 (See Note 3).

For the period ended March 31, 2008 the Company repaid $1,042 of the advances (See Note 3).

NOTE 3

ADVANCES FROM STOCKHOLDER

For the period ended March 31, 2008, on behalf of the Company, the Company's majority shareholder paid expenses aggregating $3,463.  In addition, the Company repaid $1,042 of advances and the remaining stockholder outstanding loan balance is $6,421 (See Note 2).

During 2007, the Company’s president advanced the company $9,000. These advances are unsecured, non-interest bearing, and due on demand. During 2007, the Company repaid $5,000 of the advances (see Note 2).

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(UNAUDITED)

NOTE 4    GOING CONCERN

   As reflected in the accompanying unaudited financial statements, the Company has an accumulated deficit of $600,525, a working capital and stockholders’ deficiency of $24,094 and used cash in operations of $3,463.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the first three months of 2008 we realized no revenue and incurred $11,156 in operating expenses.  Our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily rent payments.

Our operating expenses in the first three months of 2008 were greater than in the first three months of 2007 because we incurred expenses in 2008 in connection with our efforts to obtain an operating company.  We do not expect the level of our operating expenses to change in the future unless we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At March 31, 2008 we had a working capital deficit of ($27,557), due to the fact that we had no assets and owed $27,557, primarily to our professional advisors.  Our operations consumed only $3,463 of cash in the first three months of 2008, since we increased our accounts payable by $7,693 during that period.  During the first three months of 2007, our operations consumed only $7 in cash, as $2,400 of our expenses was an in-kind contribution of rent by our President and we increased accounts receivable by $4,885.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

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

The report from our independent accountants on our financial statements for the year ended December 31, 2007 states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, either project financing or an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished.  We currently do not have enough cash to continue operations for the next twelve months.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Richard Miller, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e)

promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Miller concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

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

Date: May 13, 2008

By: /s/ Richard Miller

Richard Miller, Chief Executive Officer

13