Form 10-Q
period 2008-06-30
MAUI GENERAL STORE INC
filed 2008-08-08
CIK 928835

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50441

MAUI GENERAL STORE, INC. (Name of Small Business Issuer in its Charter)

New York	84-1275578
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

21 West 39th Street, Suite 2A, New York, NY 10018
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 391-2752

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

August 7, 2008

Common Voting Stock: 140,000,000

MAUI GENERAL STORE, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS	June 30, 2008	December 31, 2007

Current Assets:
Cash and cash equivalents	$ -	$ 1,042
Total Assets	-	1,042

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts Payable	-	13,443
Loan payable-related party	-	4,000
Total Liabilities	-	17,443

Stockholders' Equity:
Common Stock, $0.001 par value; 500,000,000
shares authorized, 140,000,000 shares issued
and outstanding	140,000	140,000
Additional paid-in capital	459,562	432,968
Accumulated Deficit	(599,562)	(589,369)
Total Stockholders' Deficiency	-	(16,401)

Total Liabilities and Stockholders' Equity	$ -	$ 1,042

See accompanying notes to condensed financial statements

MAUI GENERAL STORE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30
(UNAUDITED)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Revenues	$ -	$ -	$ -	$ -
Operating Expenses:
Professional fees	-	2,424	10,756	8,485
General and Administrative Expenses	1,996	302	2,396	1,533

Total Operating Expenses	1,996	2,726	13,152	10,018

Loss from Operations	(1,996)	(2,726)	(13,152)	(10,018)

Other Miscellaneous income	-	35	-	35
Forgiveness of debt	2,959	-	2,959	-

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	963	(2,691)	(10,193)	(9,983)

Loss Per Common Share- Basic and Diluted
Net Loss Per Share - Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding
During the period - Basic and Diluted	140,000,000	140,000,000	140,000,000	140,000,000

See accompanying notes to condensed financial statements

MAUI GENERAL STORE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2008	2007
Cash Flows From Operating Activities:

Net Loss	$ (10,193)	$ (9,983)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
In-kind contribution	-	2,400
Accounts Payable	(13,443)	6,618

Net Cash Provided by Operating Activities	(23,636)	(965)

Cash Flows From Investing Activities:	-	-

Cash Flows From financing Activities:
Repayment of loan payable-Stockholder	(4,000)	-
Capital contribution	26,594	-
Proceeds from loan payable		1,000

Net Cash Provided by Financing Activities	22,594	1,000

Net Increase (Decrease) in Cash	(1,042)	35

Cash- Beginning of Year	1,042	7

Cash- End of Year	$ -	$ 42

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-

Cash paid for taxes	-	-

See accompanying notes to condensed financial statements

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2008

(UNAUDITED)

NOTE 1. -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

                     ORGANIZATION

Basis of presentation

The accompany unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments have been made, which are necessary for a fair financial statements presentation. The results for the interim period are necessarily indicative of the results to be expected for the year.

Use of Estimate

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

Stock-Based Compensation

In December 2004, The FASB issued SFAS No. 123(R), “Shared-Based Payment,” which replaces SFAS No.123 and supersedes APB Opinion No.25. Under SFAS No. 123(R), companies are required to measure the compensation costs of shared-based compensation arrangement based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide. Share-based compensation arrangements include stock option, restricted share plans. Performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No.107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No.123( R ) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of shared-based arrangement for public companies. SFAS No. 123 permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2008

(UNAUDITED)

Stock-Based Compensation (continued)

basis consistent with the pro forma disclosure required for those periods under SFAS 123. Effective January 1, 2006, the company has fully adopted the provisions of SFAS No.123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Income Taxes

The company accounts for income tax under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Tax” (“Statement 109”). Under statement 109, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earning per share”. Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share are calculated by adjusting the weighted shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities. At June 30, 2008 and 2007, the Company does not have any outstanding dilutive securities.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment of SFAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities” applies to all entities with available- for – sale and trading securities. SFAS No. 159 is effective as of the beginning of entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2008

(UNAUDITED)

Recent Accounting Pronouncements (continued)

In December 2007, the Financial Accounting Standard Board (FASB) issued SFAS No.160,” Noncontrolling Interests in Consolidated Financial Statements – an amendment of APB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidated a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material affect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivative, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim period beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implication of this statement.

NOTE 2. - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2008, on the behalf of the Company, the Company’s new majority shareholder paid expenses aggregating $13,152. The payment was treated for accounting purposes as contributed capital.  (See Note 3).

During the six months period ended June 30, 2008 the Company repaid a $3,462 loan from the individual who was its majority shareholder until June 6, 2008.That individual also forgave $2,959 due to him from the Company.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2008

(UNAUDITED)

NOTE 3. – CAPITAL CONTRIBUTION

During the period ended June 30, 2008, the Company’s new majority shareholder contributed $26,594 to pay expenses incurred in prior periods and during the quarter ended June 30, 2008.

NOTE 4. -  GOING CONCERN

As reflected in the accompanying unaudited financial statement, the Company has an accumulated deficit of $599,562, and no working capital. These factors raise substantial doubt about the company’s ability to continue as a going concern.

The company’s continued existence is dependent upon its ability to raise capital. In the near term, the Company will rely upon its new majority shareholder for funds to sustain operations. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the first six months of 2008 we realized no revenue and incurred $13,152 in operating expenses.  Currently, our operating expenses consist of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily related to the trading in our common stock.  Until the second quarter of 2008, a rent fee was also included in general administrative expenses.  In June 2008 the majority interest in our company was sold, and the new majority shareholder is providing office space to the company free of charge.

Our operating expenses in the first six months of 2008 were greater than in the first six months of 2007 because we incurred expenses in 2008 in connection with our efforts to obtain an operating company.  We do not expect the level of our operating expenses to change in the future unless we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2008 we had a no working capital, due to the fact that we had no assets and no liabilities.  We achieved this balance by utilizing a $26,594 capital contribution from our new majority shareholder to satisfy all of the Company’s accrued payables.    As a result, our operations consumed $23,636 in the first six months of 2008, since we paid our current expenses as well as those carried over from 2007.  In comparison, during the first six months of 2007, our operations consumed only $965 in cash, as $2,400 of our expenses was an in-kind contribution of rent by our then-President and we increased accounts receivable by $6,618.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to experience negative cash flow.

To date our cash needs have been supplied by private placements of securities and loans from management and shareholders.  We expect that our new President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.  Our President is not required to fund our operations, however, by any contract or other obligation.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Fu Qiang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Fu concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

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

Date: August 7, 2008

By: /s/ Fu Qiang

      Fu Qiang, Chief Executive Officer

11