Form 10-Q
period 2008-09-30
MAUI GENERAL STORE INC
filed 2008-11-19
CIK 928835

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50441

MAUI GENERAL STORE, INC.
(Name of Small Business Issuer in its Charter)

New York	84-1275578
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

21 West 39th Street, Suite 2A New York, NY 10018
(Address of Principal Executive Offices)

212-391-2752

 (Issuer's telephone number, including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No [X]

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

November 17, 2008

Common Voting Stock: 500,000,000

MAUI GENERAL STORE, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$ -	$ 1,042

Total Assets	-	1,042

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts Payable	-	13,443
Loan payable-related party	-	4,000
Total Liabilities	-	17,443

Stockholders' Equity:
Common Stock, $0.001 par value; 500,000,000
shares authorized, 140,000,000 shares issued
and outstanding	140,000	140,000
Additional paid-in capital	471,431	432,968
Accumulated Deficit	(611,431)	(589,369)
Total Stockholders' Deficiency	-	(16,401)

Total Liabilities and Stockholders' Equity	$ -	$ 1,042

See accompanying notes to condensed financial statements.

MAUI GENERAL STORE, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Revenues	$ -	$ -	$ -	$ -
Operating Expenses:
Professional fees	11,117	1,669	21,873	10,155
General and Administrative Expenses	752	438	3,148	1,971

Total Operating Expenses	11,869	2,107	25,021	12,126

Loss from Operations	(11,869)	(2,107)	(25,021)	(12,126)

Other Miscellaneous income	-	-	-	35.00
Forgiveness of debt	-	-	2,959.00	-

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	(11,869)	(2,107)	(22,062)	(12,091)

Loss Per Common Share- Basic and Diluted

Net Loss Per Share - Basic and Diluted	$ -	$ -	$ -	$ -

See accompanying notes to condensed financial statements.

MAUI GENERAL STORE, INC. CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Loss	$ (22,062)	$ (12,091)
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
In-kind contribution	-	4,101
Accounts Payable	(13,443)	5,025

Net Cash Provided by Operating Activities	(35,505)	(2,965)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayment of loan payable-Stockholder	(4,000)	(5,000)
Capital contribution	38,463	-
Proceeds from loan payable-Stockholder	-	9,000

Net Cash Provided by Financing Activities	34,463	4,000

Net Increase (Decrease) in Cash	(1,042)	1,035

Cash - Beginning of Year	1,042	7

Cash - End of Year	$ -	$ 1,042

Supplemental disclosure of cash flow information:

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes to condensed financial statements.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

UNAUDITED

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

Stock-Based Compensation

In December 2004, The FASB issued SFAS No. 123(R), “Shared-Based Payment,” which replaces SFAS No.123 and supersedes APB Opinion No.25. Under SFAS No. 123(R), companies are required to measure the compensation costs of shared-based compensation arrangement based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide. Share-based compensation arrangements include stock option, restricted share plans. Performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No.107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No.123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of shared-based arrangement for public companies.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

UNAUDITED

Stock-Based Compensation (continued)

SFAS No. (123) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosure required for those periods under SFAS 123. Effective January 1, 2006, the company has fully adopted the provisions of SFAS No.123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

Loss per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earning per share”. Basic earnings per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted shares outstanding assuming conversion of all potentially dilutive stock options, warrants, and convertible securities. At September 30, 2008 and 2007, the Company does not have any outstanding dilutive securities.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

UNAUDITED

Recent Accounting Pronouncements (continued)

only to entities that elect the fair value option. However, the amendment of SFAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities” applies to all entities with available- for – sale and trading securities. SFAS No. 159 is effective as of the beginning of entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “ Accounting for Derivative instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivative, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim period beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implication of this statement.

MAUI GENERAL STORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

UNAUDITED

NOTE 2. - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2008, on the behalf of the Company, the Company’s new majority shareholder paid expenses aggregating $25,021. The payment was treated for accounting purposes as contributed capital. (See Note 3).

During the nine months period ended September 30, 2008 the Company repaid a $3,462 loan from the individual who was its majority shareholder until June 6, 2008.That individual also forgave $2,959 due to him from the Company.

NOTE 3. – CAPITAL CONTRIBUTION

During the period ended September 30, 2008, the Company’s new majority shareholder contributed $38,463 to pay expenses incurred in prior periods and during the nine months ended September 30, 2008.

NOTE 4. -  GOING CONCERN

As reflected in the accompanying unaudited financial statement, the Company has an accumulated deficit of $611,431, and no working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to raise capital. In the near term, the Company will rely upon its new majority shareholder for funds to sustain operations. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

NOTE 5. -  SUBSEQUENT EVENT

On November 12, 2008 the Company acquired the outstanding capital stock of RDX Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“RDX Holdings”). RDX Holdings is engaged in the business of managing the assets and operations of Heilongjiang Hairong Science and Technology Development Co Ltd., a joint stock company organized under the laws of The People’s Republic of China.

The acquisition was effected by a share exchange between Fu Qiang and Su Jianping, the shareholders of RDX Holdings, and the Company, in which the Company issued 360,000,000 shares of its common stock, representing 72% of the outstanding shares in the Company, in exchange for the capital stock of RDX Holdings.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Reverse Merger

Prior to November 12, 2008 Maui General Store, Inc. (“Maui General Store”)  was a shell corporation, with no significant assets and no business operations.  On November 12, 2008 Maui General Store acquired the outstanding capital stock of RDX Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“RDX Holdings”). The acquisition was effected by a share exchange between Fu Qiang and Su Jianping, the shareholders of RDX Holdings, and Maui General Store (the “Share Exchange”).  In exchange for the capital stock of RDX Holdings, Maui General Store issued to the Messrs. Fu and Su 360,000,000 shares of its common stock, representing 72% of the outstanding shares of Maui General Store.

RDX Holdings is engaged in the business of managing the assets and operations of Heilongjiang Hairong Science and Technology Development Co Ltd., a joint stock company organized under the laws of The People’s Republic of China (“Hairong”). Hairong is engaged in several businesses, all in The People’s Republic of China, including network and software design, financial information delivery, management consulting, and the production and presentation of cultural events.

On June 27, 2008, RDX Holdings entered into five agreements with Hairong and with the equity owners in Hairong.  Collectively, the agreements provide RDX Holdings exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong.  The relationship is one that is generally identified as “entrusted management.”

Results of Operations – Three and Nine Month Periods Ended September 30, 2008

As of September 30, 2008, we had no assets and no operations.  During the first nine months of 2008 we realized no revenue and incurred $25,021 in operating expenses. Our operating expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses, which are primarily related to the trading in our common stock. Because we incurred expenses in 2008 in connection with our efforts to obtain an operating company, our operating expenses in the first nine months of 2008 were greater than in the first nine months of 2007.

Similarly, during the quarter ended September 30, 2008 our operating expenses totaled $11,869, almost six times greater than our expenses during the three months ended September 30, 2007. The reason for the increase in expenses was the increased payments to lawyers and accountants in connection with the reverse merger transaction completed on November 12, 2008. As a result of the reverse merger accounting that will be applied to the Company’s acquisition of Hairong, the periodic reports that we file with the SEC after this date will set forth the results of operations of Hairong.  An analysis of the historical operations of Hairong may be found in the Current Report on Form 8-K filed by Maui General Store with the SEC on November 12, 2008.

Liquidity and Capital Resources

At September 30, 2008 we had no working capital, due to the fact that we had no assets and no liabilities.  We achieved this balance by utilizing a $38,463 capital contribution from our new majority shareholder to satisfy all of the Company’s accrued payables. As a result, our operations consumed $35,505 in the first nine months of 2008, since we paid our current expenses as well as those carried over from 2007. In comparison, during the first nine months of 2007, our operations consumed only $2,965 in cash, as $4,101 of our expenses was an in-kind contribution of rent by our then-President and we increased accounts payable by $5,025.

The acquisition of RDX Holdings on November 12, 2008 now presents us with all of the liquidity issues that accompany that business.  An analysis of the liquidity and capital resources of Hairong may be found in the Current Report on Form 8-K filed by Maui General Store with the SEC on November 12, 2008.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Fu Qiang, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Fu concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

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

Date: November 18, 2008

By: /s/ Fu Qiang

Fu Qiang, Chief Executive Officer

11