Form 10-Q
period 2008-12-31
China Digital Animation Development, Inc.
filed 2009-02-23
CIK 928835

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50441

CHINA DIGITAL ANIMATION DEVELOPMENT INC. (Name of Small Business Issuer in its Charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer _Non-accelerated filer     Small reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 20, 2009

Common Voting Stock: 20,000,000

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,2008	June 30, 2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 4,743,786	$ 4,740,675
Accounts Receivable	1,370,136	815,933
Employee advances	93,850	236,950
Advanced to suppliers	388,909	680,522
Inventory	503,131	77,028
Prepaid Expenses	7,670	16,881
Total Current Assets	7,107,483	6,567,989

Property, Plant & Equipment, net	4,821,896	3,662,019

Land use right, net of accumulated amortization	385,307	416,138

Total Assets	12,314,686	10,646,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	92,592	88,280
Advance from customers	107,919	27,606
Payroll payable	8,744	9,254
Tax Payable	850,292	485,493
Accrued expenses and other payable	207,964	369,382

Total Liabilities	1,267,511	980,015

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000
authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Additional Paid in Capital	6,223,717	6,223,717
Accumulated other comprehensive income	1,689,450	1,645,487
Retained Earnings	3,054,768	1,712,668
Minority Interest	59,240	64,259
Total Stockholders' Equity	11,047,175	9,666,131

Total Liabilities and Stockholders' Equity	$ 12,314,686	$ 10,646,146

The accompanying notes are an integral part of these financial statements.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007

Revenues	$ 2,080,219	$ 903,038	$ 4,497,335	$ 1,659,728

Cost of Goods Sold	666,286	443,852	1,675,643	792,401

Gross Profit	1,413,933	459,186	2,821,692	867,327

Operating Expenses:
Sales Expenses	152,490	103,211	536,402	145,964
General and Administrative Expenses	284,835	141,692	540,246	218,004

Total Operating Expenses	437,325	244,903	1,076,648	363,968

Income from Operations before other Income
and (expenses)	976,608	214,283	1,745,044	503,359
Other Income and (Expense):
Interest income	5,960	2,796	11,864	7,764
Other expense	(50)	(211)	(385)	(243)
Total Other Income and (Expense)	5,910	2,585	11,479	7,521

Income Before Income Taxes	982,517	216,868	1,756,523	510,880

Provision For Income Taxes	242,728	28,457	414,423	72,559

Net Income Before Minority Interest	739,789	188,411	1,342,100	438,321

Gains attributed to Minority Interest	3,482	7,552	(5,019)	7,552

Net Income	736,307	180,859	1,337,081	430,769
Other Comprehensive Item:
Gain on Foreign Currency Translation	25,163	316,741	43,963	529,408

Net Comprehensive Income	$ 761,470	$ 497,600	$ 1,381,044	$ 960,177

Basic and diluted income per common share	0.04	0.02	0.07	0.05

Weighted average number of common shares	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,

	2008	2007
Cash Flows From Operating Activities:
Net Income	$ 1,342,100	$ 438,321
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	177,039	96,458
(Increase) or Decrease in Current Assets:
Accounts Receivable	(554,203)	(353,977)
Inventories	(426,103)	(237,714)
Prepaid Expenses	9,211	-
Advanced to Suppliers	291,613	(49,905)
Employee Advanced	143,100	(96,823)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	4,312	8,221
Unearned Revenue	80,313	1,844
Taxes Payable	364,799	(115,852)
Payroll Payable	(510)	-
Accrued Expenses and Other Payables	(161,418)	453,394
Minority interest	43,963	7,552
Short Term Loan	-	58,431
Net Cash Provided by Operating Activities	1,314,216	209,950

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(1,328,064)	(267,570)
Additions to Construction in Process	-	-
Net Cash Used in Investing Activities	(1,328,064)	(267,570)

The accompanying notes are an integral part of these financial statements.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,

	2008	2007
Cash Flows From Financing Activities:
Proceeds Note Payable - Related Party	-	58,431

Net Cash Used in Financing Activities	-	58,431

Effect of exchange rate changes on cash and cash equivalents	16,959	211,308

Increase in Cash and Cash Equivalents	3,111	212,119

Cash and Cash Equivalents -Beginning Balance	4,740,675	2,393,202

Cash and Cash Equivalents - Ending Balance	$ 4,743,786	$ 2,605,321

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Three Months Period for:
Interest Paid	-	-
Income Taxes Paid	$ 285,834	$ 73,131

The accompanying notes are an integral part of these financial statements.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

1.

ORGANIZATION AND BASIS OF PRESENTATION

On January 30, 2009, Maui General Store, Inc. (the ”Company”) changed its name to “ China Animation Development, Inc. “ to reflect its reverse merger with Heilongjiang Hairong Science and Technology Development Co., Ltd. (“Hairong”).

On November 12, 2008 the Company acquired the outstanding capital stock of RDX Holdings Limited ("RDX"), a corporation organized under the laws of the British Virgin Islands. The acquisition was effected by a share exchange between Fu Qiang and Su Jianping, the shareholders of RDX, and The Company (the "Share Exchange"). In exchange for the capital stock of RDX, the Company issued 14,400,000 shares of its common stock to the Messrs. Fu and Su, The issued shares represented 72% of the outstanding shares of the Company.

RDX is engaged in the business of managing the assets and operations of Hairong , a joint stock company organized under the laws of The People's Republic of China. Hairong is engaged in software design, financial information delivery, management consulting, and the production and presentation of cultural events. Hairong operates its business primarily in the PRC with its headquarters in Harbin City, Heilongjiang Province. On October 1, 2007, Hairong purchased 70% of the shareholders’ equity in an advisory consulting firm, Fortune Global Investment Advisory Co., Ltd (“FGIA”). FGIA is mainly engaged in providing management system consulting services. Before the acquisition, FGIA had a negative accumulated shareholders’ equity of (-$11,327), Hairong did not pay any consideration or currency equivalents for this transaction. Although FGIA’s accumulated profit was negative by September 30, 2007, Hairong’s management believes it will make profit in the following months because of its rich potential customer resources. FGIA financial report was prepared and consolidated to Hairong’s financial report on October 1, 2007 and all the accounting principles and policies are the same as Hairong’s except income tax rate.

On June 27, 2008, RDX Holdings entered into five agreements with Hairong and with the equity owners in Hairong. Collectively, the agreements provide RDX exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong. The relationship is one that is generally identified as "entrusted management."

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year. The information included in the Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s Current report on Form 8-K filed on November12, 2008.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity or net income.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that are potentially subject to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2008, major banks located in the PRC held substantially all of the Company’s cash and cash equivalents. Hairong’s management believes they are all in the high credit quality. With respect to accounts receivable, management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

 Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a first-in first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

Advances to suppliers

Hairong and FGIA make advance payments to certain vendors for inventory purchases, construction projects and R&D expenses. The advances to suppliers were $388,909 as of December 31, 2008.

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. The capital asset has been depreciated since this quarter started. The useful life is 20 years.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements

    40 years

Machinery, equipment and automobiles

5-10 years

Land use right

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Income taxes

Hairong and its subsidiaries accounted for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

Income taxes (continued)

recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at December 31, 2008.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104.  Sales revenue is recognized when the services are provided and the contracts are performed.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Foreign currency translation

Hairong’s functional currency is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at December 31, 2008.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

Reserve Fund

Before June 20, 2006, Hairong was required to transfer 15% of its profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. After June 30, 2006, such reserve is no longer mandatory under the Chinese Law.

New accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15,

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

New accounting pronouncements (continued)

2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

 In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest.

Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

3.   INVENTORIES

December 31, 2008
Raw Materials	$461,595
Work in progress	41,536
$503,131

No allowance for inventories was made for the quarter ended December 31, 2008.

4.   PROPERTY AND EQUIPMENT, NET

December 31, 2008
Machinery & Equipment	$1,107,512
Office Furniture & Equipment	197,320
Automobile	261,389
Buildings and Improvement	3,006,026
Subtotal	4,572,248
Less: Accumulated Depreciation	(1,171,869)
Construction in progress	1,457,967
Depreciation	(36,449)
Total property & equipment, net	$4,821,896

 Depreciation expenses for the quarter ended December 31, 2008 was $163,002.

5.  LAND USE RIGHT AND OTHER INTANGIBLES

Net land use right and other intangibles at December 31 was as follows:

December 31, 2008
Cost of land use right and other intangibles	$712,242
Less: accumulated amortization	(326,935)
Land use right and other intangibles, net	$385,307

Amortization expense for the quarter ended December 31, 2008 was $ 14,037.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

6.  INCOME TAXES

In accordance with the relevant tax laws and regulations of the PRC, Hairong and FGIA are generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments before 2008. In 2008, Hairong and FGIA will pay only 25% according to new Chinese Tax Law.

The provisions for income taxes for the six months ended December 31,  are as follows:

PRC only:	2008
Current	$242,718
Deferred	0
$242,718

7. STOCKHOLDERS’ EQUITY

The Company implemented a 1-for-25 reverse split of its common stock, effective on January 30, 2009.  All references to outstanding shares in this report have been adjusted to reflect the effect of the reverse split.   As of December 31, 2008, 500,000,000 common shares were authorized and 20,000,000 shares were outstanding. Stated par value in the stockholders’ equity section has been reduced accordingly.

8. CURRENT VULNERABIULITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The future profitability of the Company is dependent upon the Company's abilities to secure service contracts and maintain the operating expense at a competitive level.

CHINA ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

9.  SUBSEQUENT EVENTS

On January 30, 2009 the Company filed a certificate of amendment to its certificate of incorporation.  The effect of the amendment was to:

•

change the name of the Company from “Maui General Store, Inc.” to “China Digital Animation Development, Inc.”;

•

add to the authorized capital stock a new class of five million (5,000,000) blank check preferred shares;

•

decrease the authorized common shares from 500,000,000 shares to 100,000,000 shares; and

•

effect a reverse stock split of the Company’s common stock in the ratio of 1:25.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Outline of Our Business

On November 12, 2008 China Digital Animation Development Inc. (“China Digital”) acquired the outstanding capital stock of RDX Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“RDX Holdings”).   On June 27, 2008, RDX Holdings entered into five agreements with Heilongjiang Hairong Science and Technology Development Co Ltd., a joint stock company organized under the laws of The People’s Republic of China (“Hairong”), and with the equity owners in Hairong.  Collectively, the agreements provide RDX Holdings exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong.  The relationship is one that is generally identified as “entrusted management.”

The accounting effect of the Entrusted Management Agreements is to cause the balance sheets and financial results of Hairong to be consolidated with those of RDX Holdings, with respect to which Hairong is now a variable interest entity.  As a wholly-owned subsidiary of China Digital, the consolidated financial statements of RDX Holdings are further consolidated with the financial statements of China Digital.  For that reason, the discussion below concerns the financial condition and results of operations of Hairong.

Hairong was organized in 1999.  For its first seven years, Hairong was an IT company exclusively.  During that period we developed a reputation in the Chinese business community for our ability to provide efficient solutions to complex integration problems.

During 2007 and 2008, however, Hairong expanded its business, so that it now offers services in three distinct market segments:

▪

Business Networks and Software.  Our team of 31 engineers and technicians offer business enterprises advanced network integration solutions.

▪

Financial Information Delivery.  With our Trans World Financial Website as the foundation, we offer investors and issuers a wide variety of financial data and information useful to individuals concerned with the international capital markets.  Our Fortune Global subsidiary takes the process one step further by offering issuers seeking access to international markets a complete package of the necessary professional and consulting services.

▪

Cultural Productions.  Commencing with this year’s Global Tour of Ice Sculpture, which is schedule to visit 10 cities worldwide, we intend to mine the rich cultural heritage of China to produce and distribute a wide variety of cultural entertainments.

Results of Operations – Three and Six Month Periods Ended December 31, 2008

Entering 2009, Hairong continued its growth. Our revenue during the six months ended December 31, 2008 totaled $4,497,335, an increase of 171% from revenue of $1,659,728 during the six months ended December 31, 2007.  Likewise, we realized $2,080,219 in revenue during the quarter ended December 31, 2008, an increase of 130% from the revenue of $903,038 realized during the same period of 2007. The primary reason for the increase was the expansion of operations of Hairong.  Whereas, at the beginning of fiscal 2008,  most of our revenue  arose from our systems and software business, by the time fiscal 2009 began on July 1, 2008, the systems and software business represented less than half of our revenue, being supplemented by revenue from our investor Website, Trans World Finance, from our Website design business, and from our management consulting subsidiary, Fortune Global Investment Advisory Co., Ltd.   We expect that the transformation of our revenue components that commenced in fiscal 2008 will be fully realized in the year of 2009, due to the rapid growth of the TWFW site and the initiation of our cultural development activities.

The addition of new business lines has produced a marked improvement in our profit margins.  During the quarter ended December 31, 2007, when the systems and software business dominated our operations, we realized gross margin of only 50.8%.  The primary reason for this was the level of competition in the Chinese IT industry.  Chinese educational institutions have produced a plethora of graduates with training in network and software design.  The result is intense competition, which leads to reduced margins.  By contrast, during the quarter ended December 31, 2008, our gross margin reached 67.9%, reflecting the relative profitability of the new ventures we have undertaken.  During the six months ended December 31, 2008, our gross margin was 62.7%.

Hairong’s expansion into new business areas resulted in a tripling of our operating expenses, which rose from $363,968 (22% of revenue) for the six months ended December 31, 2007 to $1,076,648 (24% of revenue) for the six months ended December 31, 2008. During the quarter ended December 31, 2008, the increase was not as great, rising from $244,903 in the quarter ended December 31, 2007 to $ 437,325 in the quarter ended December 31, 2008. The increase in expenses and in the ratio of expenses to revenue both reflect the expenses that attend entry into new business ventures.  In addition, during 2008 we established ourselves as a U.S. public company and opened an office in New York City.  The expenses of those initiatives also increased our operating costs.  As we expand in these new areas, we expect our operating expenses to increase as well.  However, the ratio of operating expenses to revenue should decrease as our new operations experience the efficiencies of size.

All of our operations take place in the People’s Republic of China, and all of our business transactions occur in Chinese Renminbi.  As a result, our business was unaffected by fluctuations in international currency rates.  During the current year, however, we plan to initiate our Great Wall Ice Tour, and bring it to several countries.  In that situation, our revenue will be achieved in the currency of the host country, although our expenses will be primarily incurred in Renminbi.  As a result, fluctuations in currency rates may affect our financial results.  In particular, if current global economic conditions result in a strengthening of the value of Chinese currency, the result could be a reduction in the potential profitability of our Ice Tour.

Our revenue less expenses for the six months ended December 31, 2008 yielded a net income before taxes of $1,756,523, more than tripling the net pre-tax income of $510,880 during the six months ended December 31, 2007. The pre-tax income during the quarter ended December 31, 2008 ($982,517) more than quadrupled the net pre-tax income of $216,868 realized during the same period of 2007.  For 2008 and subsequent years, however, the Government of China reduced the corporate tax rate from 33% to 25%.  As a result, we recorded a lower effective tax rate during the six months ended December 31, 2008 than during the earlier period.    This improvement resulted in net income (before reduction for minority interest) of $1,342,100 during the six months ended December 31, 2008 ($739,789 for the three months ended December 31, 2008), compared to net income (before deduction) of $ 438,321 during the six months ended December 31, 2007 ($188,411 for the quarter ended December 31, 2007).

The operations of our subsidiary, Fortune Global Investment Advisory Co., Ltd. (“FGIA”), produced a net loss of $16,730 during the six months ended December 31, 2008.  However, because we own only 70% of FGIA,   we reduced the loss on our statement of operations by $5,019, being the 30% attributable to the minority interest, which increased our net income.  In the future, as FGIA records profits or losses, the profits or losses will likewise be reduced by the “minority interest.” Our net income, then, during the six months ended December 31, 2008 was $1,337,081 ($.07 per share), compared to $430,769 ($.05 per share) during the six months ended December 31, 2007.  Our net income during the three months ended December 31, 2008 was $736,307 ($.04 per share), compared to $180,859 ($.02 per share) for the quarter ended December 31, 2007.

  Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended December 31, 2007, when the exchange rate was volatile, the unrealized gain on foreign currency translations added $529, 408 to our accumulated other comprehensive income.  Since then the exchange rate has stabilized, with the result that during the six months ended December 31, 2008, the unrealized gain on foreign currency translations added only $43,963 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, our operations have been funded by capital contributions from Hairong’s management and employees.  Approximately 54% of the capital contribution has been made by members of management and their business associates.  The remaining 46% was contributed by the employees, acting through a trustee.  The Company expects that in the future it will issue equity to the employees to compensate them for their financial contributions to the growth of Hairong, and to incentivize them for future loyalty to Hairong.

This program of internal financing has left us with a balance sheet that, at December 31, 2008, included no debt, either short-term or long-term.  It also left us with working capital of $5,839,972 at December 31, 2008, including $4,743,786 in cash.  Since our cash resources as of December 2008 exceeded our revenue for the recent six months, we expect to be able to finance near-term operations without additional capital investment.

We expect to fund a number of capital improvements during 2009, including:

•

A significant upgrade to our Website’s infrastructure, in order to facilitate a rapid expansion of the user base;

•

Completion of the Software Research & Development Center; and

•

Purchase of new equipment for the networking systems business.

At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $4,821,896 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Our operations during the six months ended December 31, 2008 yielded $1,314,216 in cash.  During the six months ended December 31, 2007 our operations yielded $209,950 in cash.  In both periods, cash from operations was approximately equal to our net income.  This occurred because the increase in our accounts receivable and inventories was offset by (a) our sizeable depreciation expense and (b) our ability to delay tax collections.  Based on this experience, we expect that our capital resources will be adequate to fund our operations for the foreseeable future.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our

 We have recently undertaken a number of new business ventures, and cannot fully anticipate the problems they may encounter.

Within the past eighteen months, Hairong’s business has expanded from its base in network engineering and software design to include management consulting, Website design, and cultural project management.  Each of these new ventures carries with it the risks of the untested.  Until we have more extensive experience in each of these areas, the problems that may arise and frustrate our business plan are not readily apparent.  If these unforeseen problems become significant, the results could have a serious negative impact on our profitability.

We expect to issue a substantial portion of the Company’s equity to our employees.

The growth of Hairong was funded by our management, but also by our employees, who contributed approximately 46% of the capital used to develop Hairong to its current condition.  The terms of that contribution have never been made concrete; but there is an expectation that shares in the U.S. public company that now has beneficial ownership of Hairong will be issued to our employees in compensation.  That issuance, when it occurs, will dilute the interest of our existing shareholders in China Digital Animation Development Inc.

We rely on contractual arrangements with Hairong for our China operations, which may not be as effective in providing control over Hairong as direct ownership.

          Because PRC regulations restrict our ability to provide Internet content and certain other services in China through a directly-owned subsidiary, our business is defined by a contractual relationship with Hairong, an entity in which China Digital Animation Development Inc. has no equity ownership interest.  We will rely on contractual arrangements to control and operate this business. These contractual arrangements may not be as effective in providing control over Hairong as direct ownership. For example, if Hairong failed to perform under its agreements with us, we would have to rely on legal remedies under Chinese law, which we cannot be sure would be available. In addition, we cannot be certain that the individual equity owners of Hairong would always act in the best interests of China Digital Animation Development.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may be subject to penalty if the content posted on our investor Website violates relevant laws.

The advertising laws and regulations promulgated by the Government of China require advertisers, advertising operators and advertising distributors, including online advertising publishers such as us, to insure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for advertising business operations.

Under the PRC advertising laws and regulations, we are obligated to monitor the advertising content posted on our website. In addition, where a special government review is required for specific categories of advertisements before posting, we are obligated to confirm that such review has been performed and approval has been obtained. Our reputation could be hurt and our results of operations could be adversely affected if advertisements shown on our websites are provided to us by our advertising clients in violation of relevant PRC advertising laws and regulations, or if the supporting documentation and government approvals provided to us by our advertising clients in connection with such advertising content are not complete.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

Our bank deposits are not insured.

There is no insurance program in the PRC that protects bank deposits, in the way that bank deposits in the U.S. are given limited protection by the FDIC.  If the bank in which we maintain our cash assets were to fail, it is likely that we would lose most or all of our deposits.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices with which investors in the United States are familiar.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

We are also subject to the rules and regulations of the United States, including the SEC.  We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

Our principal operating subsidiary, Hairong is required to comply with PRC laws and regulations. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

Our business development would be hindered if we lost the services of our Chairman.

Fu Qiang is the Chief Executive Officer of China Digital Animation Development and of its operating subsidiary, Hairong.  Mr. Fu is responsible for strategizing not only our business plan but also the means of financing it.  If Mr. Fu were to leave Hairong or become unable to fulfill his responsibilities, our business would be imperiled.  At the very least, there would be a delay in the development of Hairong until a suitable replacement for Mr. Fu could be retained.

China Digital Animation Development is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China Digital Animation Development will have no effective means of exercising control over the operations of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the

Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

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

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification – CFO

32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: August 7, 2008

Date: February 20, 2009

By: /s/ Fu Qiang

       Fu Qiang, Chief Executive Officer

By:  /s/ Hu Yumei

       Hu Yumei, Chief Executive Officer