Form 10-Q
period 2009-03-31
China Digital Animation Development, Inc.
filed 2009-05-20
CIK 928835

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50441

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. (Name of Registrant in its Charter)

New York	84-1275578
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

21 West 39th Street, Suite 2A, New York, NY 10018
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 391-2752

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [   ]   No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _Non-accelerated filer   Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 19, 2009

Common Voting Stock: 20,000,000

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2009

PAGE

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF INCOME	3
CONSOLIDATED STATEMENTS OF CHANGE IN	4
STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6

NOTES TO FINANCIAL STATEMENTS	7 - 15

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND JUNE 30, 2008

	(Unaudited)
ASSETS	March 2009	June 2008
Current Assets:
Cash and cash equivalents	$ 5,287,952	$ 4,740,675
Accounts Receivable	758,586	815,933
Employee advances	95,034	236,950
Advanced to suppliers	389,397	680,522
Inventory	389,970	77,028
Prepaid Expenses	7,680	16,881
Total Current Assets	6,928,619	6,567,989

Property, Plant & Equipment, net	4,828,418	3,662,019

Land use right and other intangible assets,
net of accumulated amortization	433,822	416,138

Total Assets	12,190,859	10,646,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	92,708	88,280
Advance from customers	108,055	27,606
Payroll payable	5,411	9,254
Tax Payable	90,838	485,493
Accrued expenses and other payable	309,504	369,382
Total Current Liabilities	606,515	980,015

Long-Term Liabilities:
Long Term Loan	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	606,515	980,015

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized
20,000,000 shares issued and outstanding	20,000	20,000
Additional Paid in Capital	6,223,717	6,223,717
Accumulated other comprehensive income	1,822,484	1,645,487
Retained Earnings	3,518,143	1,712,668
Minority Interest	-	64,259
Total Stockholders' Equity	11,584,344	9,666,131

Total Liabilities and Stockholders' Equity	$ 12,190,859	$ 10,646,146

The accompanying notes are an integral part of these financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$ 1,229,906	$ 763,912	$ 5,055,371	$ 2,423,640

Cost of Goods Sold	316,421	401,320	1,482,200	1,193,721

Gross Profit	913,485	362,592	3,573,171	1,229,919

Operating Expenses:
Sales Expenses	69,490	62,096	378,078	208,060
General and Administrative Expenses	227,663	164,059	794,483	382,063

Total Operating Expenses	297,152	226,155	1,172,561	590,123

Income from Operations before other Income
and (expenses)	616,333	136,437	2,400,610	639,796
Other Income and (Expense):
Interest income	1,211	234	15,190	7,998
Other expense	290	(6)	(694)	(249)
Total Other Income and (Expense)	1,501	229	14,496	7,749

Income Before Income Taxes	617,833	136,666	2,415,106	647,545

Provision For Income Taxes	154,458	18,256	612,363	90,815

Net Income (Loss)	463,375	118,410	1,802,743	556,730

Retained earnings	$ 463,375	$ 118,410	$ 1,802,743	$ 556,730

Basic and diluted income per common share	$ 0.02	$ 0.01	$ 0.09	$ 0.03

Weighted average number of common shares	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
	Common Stock par value		Additional	Other				Total
	$0.0001		Paid in	Comprehensive	Retained	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Income	Interest	Equity
Balance- June 30, 2006	20,000,000	$20,000	$6,223,717	$ 229,263	$ 64,417	$ -	$ -	$ 6,537,397
Comprehensive income
Net income for the year					390,095	390,095		390,095
Other comprehensive income, net of tax
Foreign currency translation adjustment				345,723		345,723		345,723
Comprehensive income						735,818

Balance - June 30, 2007	20,000,000	20,000	6,223,717	574,986	454,512		-	7,273,215

Additional Capital
Comprehensive income
Net income for the year					1,258,156	1,258,156		1,258,156
Other comprehensive income, net of tax
Foreign currency translation adjustment				1,070,501		1,070,501		1,070,501
Comprehensive income						2,328,657
Minority interest							64,259	64,259

Balance - June 30, 2008	20,000,000	20,000	6,223,717	1,645,487	1,712,668		64,259	9,666,131

Additional Capital
Comprehensive income
Net income for the six months					1,802,743	1,802,743		1,802,743
Other comprehensive income, net of tax
Foreign currency translation adjustment				176,997		176,997		176,997
Increase in Minority Interest							(64,259)	(64,259)
Comprehensive income						1,979,740

Balance - March 31, 2009	20,000,000	$20,000	$6,223,717	$ 1,822,484	$ 3,515,411		$0	$11,581,612

The accompanying notes are an integral part of these financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31,

	2009	2008
Cash Flows From Operating Activities:
Net Income	$ 1,802,743	$ 556,730
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	300,933	174,531
Loss from Disposal of Fixed Assets
(Increase) or Decrease in Current Assets:
Accounts Receivable	57,347	(781,671)
Inventories	(312,942)	117,195
Prepaid Expenses	9,201	-
Advanced to Suppliers	291,125	(94,605)
Employee Advanced	141,916	(102,291)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	4,428	17,003
Unearned Revenue	80,449	3,814
Taxes Payable	(394,655)	(117,183)
Payroll payable	(3,843)	-
Accrued Expenses and Other Payables	(59,878)	550,926
Minority interest	-	(12,629)

Net Cash Provided by Operating Activities	1,916,824	311,821

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(1,500,558)	(436,531)
Additions to Construction in Process	-	-

Net Cash Used in Investing Activities	(1,500,558)	(436,531)

"Continued on next page"

The accompanying notes are an integral part of these financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED MARCH 31,

Cash Flows From Financing Activities:	2009	2008

Proceeds Note Payable - Related Party	-	60,908

Net Cash Used in Financing Activities	-	60,908

Effect of exchange rate changes on cash and cash equivalents	128,279	585,088

Increase in Cash and Cash Equivalents	547,277	521,286

Cash and Cash Equivalents -Beginning Balance	4,740,675	2,393,202

Cash and Cash Equivalents - Ending Balance	$ 5,287,952	$ 2,914,490

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The 3 Months Period for:

Interest Paid	-	-
Income Taxes Paid	$ 980,814	$ 163,946

The accompanying notes are an integral part of these financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

1.

ORGANIZATION AND BASIS OF PRESENTATION

On January 30, 2009, Maui General Store, Inc. (the”Company”) changed its name to “China Digital Animation Development, Inc.” to reflect the reversed merger with Heilongjiang Hairong Science and Technology Development Co., Ltd. (“Hairong”).

On November 12, 2008 the Company acquired the outstanding capital stock of RDX Holdings Limited ("RDX"), a corporation organized under the laws of the British Virgin Islands. The acquisition was effected by a share exchange between Fu Qiang and Su Jianping, the shareholders of RDX, and The Company (the "Share Exchange"). In exchange for the capital stock of RDX, the Company issued 360,000,000 shares of its common stock to the Messrs. Fu and Su, the issued shares represented 72% of the outstanding shares of the Company before the reverse split took effect.

RDX is engaged in the business of managing the assets and operations of Hairong , a joint stock company organized under the laws of The People's Republic of China. Hairong is engaged in software design and the production and presentation of cultural events. Hairong operates its business primarily in the PRC with its headquarter in Harbin city, Heilongjiang province. On October 1, 2007, Hairong purchased 70% of the shareholders’ equity of an advisory consulting firm, Fortune Global Investment Advisory Co., Ltd (the “FGIA”). FGIA is mainly engaged in providing management system consulting services. Before the acquisition, FGIA had a negative accumulated shareholders’ equity of (-$11,327), Hairong had not paid any consideration or currency equivalents for this transaction. Although FGIA’s accumulated profit was negative by September 30, 2007, Hairong’s management believes it will make profit in the following months because of its rich potential customer resources. Its financial report was prepared and consolidated to Hairong’s financial report on October 1, 2007 and all the accounting principles and policies are the same as those of Hairong except income tax rate.

On January 1, 2009, the Company purchased the remaining 30% of the shareholders’ equity of FGIA without any consideration or currency equivalents under a transfer agreement. At the same time, the Company deregistered FGIA and set up it as a new department which will focus on the Trans World Finance website and generate advertising income from the website.

On June 27, 2008, RDX Holdings entered into five agreements with Hairong and with the equity owners in Hairong. Collectively, the agreements provide RDX exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong. The relationship is one that is generally identified as "entrusted management."

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in the Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto include in the Company’s Current Report on Form 8-K dated November 12, 2008.

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

Concentration of credit risk

Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2009, major banks located in the PRC held substantially all of the Company’s cash and cash equivalents. Hairong’s management believes they are all in credit quality. With respect to accounts receivable, the management extends credit based on

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Concentration of credit risk (continued)

an evaluation of  the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

 Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

Advances to suppliers

Hairong and FGIA make advance payments to certain vendors for inventory purchases, construction projects and R&D expenses. The advances to suppliers were $389,397 as of March 31, 2009.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Income taxes

Hairong accounted for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at March 31, 2009.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at March 31, 2009.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

New accounting pronouncements (continued)

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “non-controlling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the non-controlling interest.

Both standards are effective for fiscal years and interims beginning on or after December 15, 2008. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

3.

INVENTORIES

March 31, 2009
Raw Materials	$348,382
Work in progress	41,588
$389,970

No allowance for inventories was made for the nine months ended March 31, 2009.

4.   PROPERTY AND EQUIPMENT, NET

March 31, 2009
Machinery & Equipment	$1,108,902
Office Furniture & Equipment	215,321
Automobile	352,099
Buildings and Improvement	3,009,798
Subtotal	4,686,120
Less: Accumulated Depreciation	(1,262,756)
Construction in progress	1,459,796
Depreciation	(54,742)
Total property & equipment, net	$4,828,418

Depreciation expenses for the nine months period ended March 31, 2009 was $286,875.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

5.  LAND USE RIGHT AND OTHER INTANGIBLES

Net land use right and other intangibles at March 31, 2009 was as follows:

March 31, 2009
Cost of land use right and other intangibles	$775,222
Less: accumulated amortization	(341,400)
Land use right and other intangibles, net	$433,822

Amortization expense for the nine months period ended March 31, 2009 was $ 14,058.

6.  INCOME TAXES

Since January 1, 2007, when a new Chinese Tax Law was enacted, Hairong has been subject to income tax at effective rate of 25 % on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the nine months ended March 31, 2009 as follows:

PRC only:	March 31, 2009
Current	$154,458
Deferred	0
$154,458

7. STOCKHOLDERS’ EQUITY

As of March 31, 2009, 500,000,000 shares have been authorized and 20,000,000 shares are outstanding.

The Company implemented a 1-for-25 reverse split on January 30, 2009. Retroactive effect is being given to the reverse split in these financial statement.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders’ equity section has been reduced accordingly.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

8.

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

•

Financial Information Delivery.  With our Trans World Financial Website as the foundation, we offer investors and issuers a wide variety of financial data and information useful to individuals concerned with the international capital markets.  Our subsidiary, Fortune Global Investment Advisory Co., Ltd (“FGIA”), takes the process one step further by offering issuers seeking access to international markets a complete package of the necessary professional and consulting services.  On January 1, 2009, the Company acquired an additional 30% interest in FGIA, giving us 100% of the shareholders’ equity. We believe FGIA will benefit our overall business in the future because of its rich potential customer resources.

▪

Cultural Productions.  Commencing with this year’s Global Tour of Ice Sculpture, which is schedule to visit 10 cities worldwide, we intend to mine the rich cultural heritage of China to produce and distribute a wide variety of cultural entertainments.

Results of Operations – Three and Nine Month Periods Ended March 31, 2009

Entering 2009, Hairong continued its growth. Our revenue during the nine months ended March 31, 2009 totaled $55,055,371, an increase of 109% from revenue of $2,423,640 during the nine months ended March 31, 2008.  Likewise, we realized $1,229,906 in revenue during the quarter ended March 31, 2009, a 61% increase from the revenue of $763,912 realized during the same period of 2008. The primary reason for the increases was the expansion of operations of Hairong.  Whereas, at the beginning of fiscal 2008, most of our revenue arose from our systems and software business, by the time fiscal 2009 began on July 1, 2008, the systems and software business represented less than half of our revenue, being supplemented by revenue from our investor Website, Trans World Finance, from our Website design business, and from our management consulting subsidiary, FGIA.   We expect that the transformation of our revenue components that commenced in fiscal 2008 will be fully realized in 2009, due to the rapid growth of the TWFW site and the initiation of our cultural development activities.

The addition of new business lines has produced a marked improvement in our profit margins.  During the quarter ended March 31, 2008, when the systems and software business dominated our operations, we realized gross margin of only 47.4%.  The primary reason for this was the level of competition in the Chinese IT industry.  Chinese educational institutions have produced a plethora of graduates with training in network and software design.  The result is intense competition, which leads to reduced margins.  By contrast, during the quarter ended March 31, 2009, our gross margin reached 74.3%, reflecting the relative profitability of the new ventures we have undertaken.  During the nine months ended March 31, 2009, our gross margin was 70.7%.

Hairong’s expansion into new business areas resulted in almost a doubling of our operating expenses, which rose from $590,123 (24% of revenue) for the nine months ended March 31, 2008 to $1,172,561 (23% of revenue) for the nine months ended March 31, 2009. During the quarter ended March 31, 2009, the increase was not as great, rising from $226,155 in the quarter ended March 31, 2008 to $297,152 in the quarter ended March 31, 2009. The increase in expenses reflects the expenses that attend entry into new business ventures.  In addition, during November 2008 we established ourselves as a U.S. public company and opened an office in New York City.  The expenses of those initiatives also increased our operating costs.  As we expand in these new areas, we expect our operating expenses to increase as well.  However, the ratio of operating expenses to revenue should decrease as our new operations experience the efficiencies of size.

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

Our revenue less expenses for the nine months ended March 31, 2009 yielded a net income before taxes of $2,415,106, more than tripling the net pre-tax income of $647,546 during the nine months ended March 31, 2008. The pre-tax income during the quarter ended March 31, 2009 ($617,833) more than quadrupled the net pre-tax income of $136,666 realized during the same period of 2008.  For 2008 and subsequent years, moreover, the Government of China reduced the corporate tax rate from 33% to 25%.  As a result, we recorded a lower effective tax rate during the nine months ended March 31, 2009 than during the earlier period.    This improvement resulted in net income of $1,802,743 during the nine months ended March 31, 2009 ($463,375 for the three months ended March 31, 2009), compared to net income of $ 556,730 during the nine months ended March 31, 2008 ($118,410 for the quarter ended March 31, 2008).

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended March 31, 2009, the unrealized gain on foreign currency translations added $176,997 to our accumulated other comprehensive income.

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

This program of internal financing has left us with a balance sheet that, at March 31, 2009, included no debt, either short-term or long-term.  It also left us with working capital of $6,322,104 at March 31, 2009, including $5,287,952 in cash.  Since our cash resources as of March 2009 exceeded our revenue for the recent nine months, we expect to be able to finance near-term operations without additional capital investment.

We expect to fund a number of capital improvements during calendar year 2009, including:

o

A significant upgrade to our Website’s infrastructure, in order to facilitate a rapid expansion of the user base;

o

Completion of the Software Research & Development Center; and

o

Purchase of new equipment for the networking systems business.

At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $4,828,418 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Our operations during the nine months ended March 31, 2009 yielded $1,916,824 in cash.  During the nine months ended March 31, 2008 our operations yielded $311,821 in cash.  In both periods, cash from operations was approximately equal to our net income.  This occurred because the increase in our accounts receivable and inventories was offset by (a) our sizeable depreciation expense and (b) our ability to delay tax collections.  Based on this experience, we expect that our capital resources will be adequate to fund our operations for the foreseeable future.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our stock to fall.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

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

Date: May 20, 2009

By: /s/ Fu Qiang

       Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumie

       Hu Yumei, Chief Executive Officer