Form 10-K
period 2009-06-30
China Digital Animation Development, Inc.
filed 2009-10-20
CIK 928835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-50441

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York                                          84-1275578
 (State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

15 West 39th Street, Suite 14B, New York, NY 10018
(Address of principal executive offices)

212-391-2688
 (Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer      Non-accelerated filer      Small reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2008 the aggregate market value of the common stock held by non-affiliates was approximately $2,500,000, based upon the closing sale price on December 31, 2008 of $.05 per share (before adjustment for 1-for-25 reverse stock split in January 2009).

As of October 16, 2009, there were 20,000,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Digital Animation Development, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.               BUSINESS

The Entrusted Management Agreements

China Digital Animation Development, Inc. (the “Company,”) ( formerly:  “Maui General Store, Inc.”) was a shell company for several years prior to 2008.  In November 2008 the Company acquired ownership of RDX Holdings Limited, an entity organized under the laws of the British Virgin Islands in May 2006.  Until June 2008 RDX Holdings had conducted no business activity.  On June 27, 2008, RDX Holdings entered into five agreements with Heilongjiang Hairong Science and Technology Development Co., Ltd., a corporation organized in the People’s Republic of China (“Hairong”), and with the equity owners in Hairong.  Collectively, the agreements provide RDX exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong.  The relationship is one that is generally identified as “entrusted management.”

The purpose of the “Entrusted Management Agreements” is to transfer to RDX Holdings full responsibility for the management of Hairong, as well as all of the financial benefits and liabilities that arise from the business of Hairong.  Each of the agreements has a term of ten years.  A summary of the five agreements follows:

▪
Consulting Services Agreement.  In this agreement RDX Holdings undertakes to provide Hairong advice and assistance with respect to all aspects of its business.  In exchange for the services, Hairong will pay RDX Holdings, on a quarterly basis, a fee equal to its revenue.  Payment shall be effected by causing all revenue realized by Hairong to be paid into the bank account of RDX Holdings.  The Agreement contains covenants regarding the operations of Hairong that are designed to assure that Hairong undertakes no significant business activity without the consent of RDX Holdings.

▪
Operating Agreement.  In this agreement RDX Holdings agrees to guarantee all of the obligations, financial and otherwise, undertaken by Hairong.  At the same time, Hairong pledges all of its assets to RDX Holdings as a counter-guarantee.  To preserve the value of the counter-guarantee, Hairong agrees not to effect any transaction that would affect its assets without the approval of RDX Holdings.  The shareholders of Hairong agree in this Agreement that RDX Holdings will be entitled to name all of the officers and directors of Hairong.

▪
Equity Pledge Agreement.  In this agreement, the shareholders of Hairong have pledged their equity interests in Hairong as security for the obligations of Hairong under the Consulting Services Agreement.  During the term of the pledge (which extends for two years past the term of the Consulting Services Agreement), the shareholders are barred from transferring any interest in the equity in Hairong.

▪
Option Agreement.  In this agreement the shareholders of Hairong grant to RDX Holdings an option to purchase their equity interests in Hairong, if permitted by the laws of the People’s Republic of China.  The purchase price will equal the registered capital of Hairong – i.e. 32,270,283 RMB (approximately $4,717,877).

▪	Proxy Agreement. In this agreement the shareholders of Hairong have given to RDX Holdings a proxy to vote their shares at any meeting of the shareholders of Hairong.

Heilongjiang Hairong Science and Technology Development Co., Ltd.

Hairong was organized in 1999.   From 1999 until 2006 Hairong was engaged exclusively in the business of developing and installing business networks and related software.  Since 2007, however, Hairong gradually transformed the nature of its business operations.  Although 27% of Hairong’s revenue during the year ended June 30, 2009 came from its network installation business, Hairong terminated that business at the end of the fiscal year.  Hairong now offers services in three distinct market segments:

▪
Animation.  Our team of 30 animation technicians offers digital animation services to the movie, television and Internet industries, specializing in high end special effects, including 3-D animation.  We also offer non-media businesses animated products for advertising, branding and education purposes.

▪
Financial Information Delivery.  With our Trans World Financial Website as the foundation, we offer investors and issuers a wide variety of financial data and information useful to individuals concerned with the international capital markets.

▪
Cultural Productions.  Commencing with the Great Wall Ice Tour, a travelling multimedia entertainment facility constructed of snow and ice, we intend to mine the rich cultural heritage of China to produce and distribute a wide variety of cultural entertainments.

The unifying principle among our disparate businesses is our management style.  We gather personnel with high levels of training and intelligence, and challenge them with complex problems, be it the production of a cutting edge video, the real-time delivery of data from around the world, or the on-time delivery of a cultural production.  Fundamentally, in each case, the challenge is to find the efficient solution that resolves the inefficiencies of a multi-component situation.  Our skill at finding those solutions will determine the success of our business.

Animation Production

Our Digital Animation Department originated in 2003 when Dahai Lu established the “Nataku” studio.  The core design and management team that he brought together in 2003 joined Hairong in 2008 as the foundation for our entry into the digital animation industry.  Among the members of the team are:

•
Dahai Lu.  Prior to organizing the Nataku studio, Mr. Lu had been working in the animation industry since 1998.  In 1999 he participated in the production of “Thru the Moebius Strip.”  Currently he serves as General Manager of our Digital Animation Department.

•
Zhang Cheng.  Mr. Cheng was one of the original members of the Nataku studio.  A specialist in animation production, he has participated in the design of Blizzard’s online game, the Heroes of JinYing online game, and the French animated “Tiantian.”  Currently he supervises our “Tritans” production group.

•	Yu Ming. A specialist in pre-production modeling, Mr. Yu previously participated in the Heroes of JinYing project and the “Farm Kids” project.

•	Ying Min Zou. A specialist in post-production effects, Ms. Zou previously participated in the French “Tiantian” and the film “Kung Fu King.”

We supplement the skills of our design team by carefully developing “partner” relations with top quality animation design firms in China and abroad.  Within the past year Beijing Wanfang Xinxing Digital Animation, Inc. subcontracted four projects to us, in each of which we provided post-production editing and effects.  Currently we are producing the “Tritans” animation series in joint venture with Monstrous, a design studio located in Singapore.  These relationships permit us to leverage our skills to participate in larger scale productions, despite our relatively modest size.

The focus of our animation activities is high-end special effects for film, television and Internet productions, including online gaming.  To enter this field, we invested $3.1 million in equipment and software, including such advanced devices as a motion capture photoelectric device, a three dimensional scanner, a non-linear video editing system, and QUADRO FX core graphics workstations.  We expect growth to come, in particular, from our capacities in 3-D animation, and we intend to expand our present staff of 3-D experts.

During the year ended June 30, 2009 we realized $3.5 million in revenue from our animation activities.  Among the projects that we completed during that fiscal year were:

•	Post-production effects on four episodes of “Black and White” and five episodes of “Fly a Kite,” both produced for Harbin Pinge Culture Communications, Inc.

•	Production services on ten episodes of “Animal Planet” and five episodes of “West Life” for Harbin Renhe Spring Public Facilities.

•	Post production animation of 26 episodes of “Les Miserables” under subcontract from Beijing Wanfang Xinxing Digital Animation, Inc.

•	Post production animation of 32 episodes of “Red Square” under subcontract from Beijing Wanfang Xinxing Digital Animation, Inc.

Currently we are developing 39 episodes of a fantasy series named “Tritans” in joint production with the Monstrous Studio of Singapore.  The shows, which will be distributed worldwide in three languages (Chinese, English, Malay) presents stories involving environment heroes taking on various missions to protect the earth.  Hairong is responsible for developing the models, and producing the animated product.  Monstrous is responsible for developing the story boards and the music.

The demand for skilled animation technicians in China is intense.  To meet our needs, therefore, we opened a school for animation training at the beginning of 2009.  The staff of our Animation Development Department currently train a student body of 40 in animation technology and the production of special effects.  Students pay from 6,000 to 15,000 Renminbi ($877 to $2192) for a course of instruction lasting 30 to 60 days.  Upon completion of the course, qualified students are invited to join our own studio.

The government of China is actively supporting the development of the animation industry in China.  Among the stimuli provided for development of the industry:

•
Heilongjiang Province has developed an Animation Development Area, in which participants in the industry are provided subsidized property.  We are currently the beneficiaries of 2,000 square meters in the Animation Development Area, which we occupy rent-free until February 2011.

•
The local government provides subsidies for animation productions broadcast in China, from 300 RMB per minute for broadcasts on provincial television stations up to 50 million RMB for productions in prime time on China Central Television or overseas mainstream media.

•	Animation companies receive reductions in value-added tax, income tax, sales tax, and import duties.

           The animation industry is growing rapidly in China.  Because we have developed a state-of-the-art facility with personnel recognized in the industry, we expect to be participate in that growth in a leadership position.  For that reason, we expect that animation development will be the primary source of our revenues for the forseeable future.

Financial Information Services

Since 2006 we have offered the Trans World Finance Website (TWFW) to investors and issuers who need in-depth, real-time information about international capital markets.  The principal target market for the TWFW site are Chinese businesses seeking overseas listings for their securities and Chinese investors seeking information about such companies.  Subscribers who visit the site, which is presented in both Chinese and English, will find:

▪
Market Quotations.  We stream quotations and data from the primary securities markets around the world.  But we also provide easy access to information about Chinese enterprises whose securities are listed abroad, include analysis of market trends.

▪	Red Chip Information. We provide up-to-date business and management information about Chinese enterprises that are listed abroad.

▪	Membership Column. Our market professionals provide analysis of overseas market trends and advice for both investors and issuers.

▪	Global Financial Information. We offer global macroeconomic data, timely reports on worldwide financial events, and expert analysis.

▪	Shareholder School. Neophytes to the international stock markets are provided simple, but in-depth introductions to international investment.

▪	China Today. Our journalists comment on the development of China and the changing nature of life in China, with an eye towards trends of interest to the investment community.

▪	Fortune Forum. A platform for investors to exchange ideas and experiences regarding the investment world.

Access to the TWFW site is offered on a subscription basis, which frees us from dependence on the fickle market for online advertising.  Investors who opt for a VIP membership are provided specialized investment advice by our market professionals.

Our plan for the coming year is to joint venture with a Chinese Web developer to enable 3G mobile devices to access our TWFW site.  When that platform is achieved, we will focus on integrating SMS applications with our core applications, with the goal of becoming a leader in China’s 3G Web market.

The TWFW site faces competition from three primary sources:  Shanxi Bositon, Finance World, and Sina Finance.  Each of these provides stock prices and summary information regarding Chinese enterprises that list abroad.  We believe, however, that the in-depth information and analysis that we provide gives us a competitive advantage.

Cultural Production

In April 2008 we initiated our efforts in the business of producing and distributing cultural events.  The mission of our Cultural Development Department is to mine the rich cultural heritage of The People’s Republic of China to produce marketable cultural events or adjuncts to the promotional programs of our business clients.  The breadth of our plans include:

▪
Major Exhibitions.  By applying the management skills that we developed as network designers to the logistical problems of major cultural exhibitions, we intend to provide a more efficient path to an audience for those enterprises.  Our Great Wall Ice Tour is exemplary of the kind of logistically complex and culturally rich projects that we intend to undertake.

▪
Film Production.    Our location in Harbin, the capital of Heilongjiang, gives us access to a well-developed film and teleplay industry, in which our own Animation Department is a major participant.  The availability of these extensive resources will enable us to undertake film production projects for national distribution.  Our first production, on which we have already undertaken marketing and editing, is a production for television distribution titled “The Intangible Cultural Heritage of China.”  We expect the show to go into distribution in the coming months.

▪
Large Commercial Performance.  By combining the efforts of our management consultants with those of our cultural production staff, we offer businesses a dramatic means of attracting attention.  Using our roster of actors and production professionals, we allow our clients to cap their promotion campaign with a public performance, be it a strictly cultural performance with business sponsorship or, at the other end of the spectrum, a celebration of the client’s business.

▪
Advertising Design.  The same team of experienced designers that we deploy to structure our cultural performances are available for our business clientele.  We offer promotional teleplay, 3-D animation, multimedia productions – whatever is needed to bring the client’s brand to the public’s attention.

The first major undertaking by our Cultural Development Department draws on the ancient tradition in Heilongjiang Province of elaborate ice sculpture.  The Great Wall Ice Tour will be a monumental construction of snow and ice.  It was designed as an introduction to the art of ice sculpture, as well as to the culture of northeastern China.  Like a giant ice castle, the sculpture will boast a variety of entertainment options to attract a wide audience.  There is the detailed carving itself, which shows the variety of local design.  But in addition, there is an ice sliding board, ice labyrinth, and ice skating park to entertain the young.  And there is an ice bar, to refresh the adults.   To complete the visit, an ice cafeteria will offer a full menu of frozen delights, from ice porridge to frozen persimmons.   Our staff is currently in negotiations to exhibit the Ice Tour in conjunction with the ice sculpture project at Beijing’s Xiedao Green Eco Park.

Employees

We currently have 193 employees.  They are associated with our several departments as shown below.  Since all of our departments are in their infancy, we expect all of our departments to grow in the coming year.

Administration	24
Animation Development	129
Trans World Finance	20
Cultural Development	20

ITEM 1A.            RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

 We have recently undertaken a number of new business ventures, and cannot fully anticipate the problems they may encounter.

Within the past twenty-four months, Hairong’s business has been completely reformulated.  We have terminated our traditional line of business - network engineering and software design.  We are not focused on animation production, financial data services, and cultural project management.  Each of these new ventures carries with it the risks of the untested.  Until we have more extensive experience in each of these areas, the problems that may arise and frustrate our business plan are not readily apparent.  If these unforeseen problems become significant, the results could have a serious negative impact on our profitability.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.               DESCRIPTION OF PROPERTY

Our executive offices are located at #69 Ganshui Road, Xiangfang District, City of Harbin, P.R. China.  The facility, which we own, has 661 m2 of office space.

We have also been provided 2,000 m2 of office space in the Harbin Cultural Development Area.  Our Animation Development Department occupies this space rent-free until 2010, through a program of the Heilongjiang Provincial Government.We expect that our current facilities will be adequate for our operations for the forseeable future, except that we are currently developing an education facility for the training center associated with our Animation Development Department.

 ITEM 3.              LEGAL PROCEEDINGS

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

On January 30, 2009 we implemented a 1-for-25 reverse split of our common stock.  All references in this Report to a number of shares issued or outstanding prior to January 30, 2009 have been adjusted to retroactively reflect the effect of the reverse split.

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “CHDA.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
September 30, 2007	$2.00	$0.50
December 31, 2007	$1.50	$0.50
March 31, 2008	$1.25	$0.50
June 30, 2008	$4.50	$0.50

September 30, 2008	$4.00	$1.25
December 31, 2008	$3.25	$.75
March 31, 2009	$3.00	$1.00
June 30, 2009	$3.00	$1.50

(b) Shareholders

On October 15, 2009 there were approximately 2,932 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

China Digital Animation did not effect any unregistered sales of equity securities during the quarter ended June 30, 2009.

 (f) Repurchase of Equity Securities

China Digital Animation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2009.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

The reformation of our operations from a focus on network integration to a focus on animation development had an immediate positive impact on our results of operations.  Our revenue for the year ended June 30, 2009 were 34% greater than our revenue in the year ended June 30, 2008.  Moreover, because animation development is primarily a service industry, the 34% increase in revenue was achieved with 2% lower cost of goods sold.  Our gross margin, therefore, was 73% in the 2009 fiscal year, compared to 63% in fiscal 2008.

Network engineering still contributed 27% of our revenue in fiscal 2009.  At the end of the year, we terminated all of our network engineering activities, and sold the related property and equipment.  The primary reason for abandoning this line of business was the level of competition in the Chinese IT industry.  Chinese educational institutions have produced a plethora of graduates with training in network and software design.  The result is intense competition, which leads to reduced margins. Given the opportunity to refocus in the animation industry, which is growing rapidly in China, we determined that the future would be more profitable in that area.  The greater portion of our revenue in future periods will come from animation development.  As a result, we expect our gross margin ratio to remain high.

Hairong’s expansion into new business areas resulted in a significant increase in our operating expenses, which rose from $1,064,779 (24% of revenue) in fiscal 2008 to $1,529,106 (25% of revenue) in fiscal year 2009.  The increase in expenses reflects the expenses that attend entry into new business ventures.  In addition, during November 2008 we established ourselves as a U.S. public company and opened an office in New York City.  The expenses of those initiatives also increased our operating costs.  As we expand in these new areas, we expect our operating expenses to increase as well.  However, the ratio of operating expenses to revenue should decrease as our new operations experience the efficiencies of size.

The transformation of our business operations also resulted in additional income for the year ended June 30, 2009.  We realized a gain of $239,746 when we sold the building and equipment associated with our network engineering business - this is recorded on our Statements of Income as “Gains on Disposal of Fixed Assets.”  This was partially offset, however, by the loss of $104,005 that we incurred on the sale of the inventory we carried for the network engineering business, which is included in “Other Expense” on our Statements of Income.  On the other hand, during the year we also sold our management consulting subsidiary, Fortune Global Investment Advisory Co., Ltd. (“FGIA”).  FGIA had been contributed to Hairong by Fu Qiang, our Chairman, and was carried on our books at zero basis.  For that reason, we recorded the entire sales price - $219,036 - as a “Gain from Investment.”

Our revenue less expenses for year ended June 30, 2009 yielded a net income before taxes of $3,274,757, almost double the net pre-tax income of $1,768,392 during the year ended June 30, 2008. For 2008 and subsequent years, the Government of China reduced the corporate tax rate from 33% to 25%.  In preparing our financial statements for the years ended June 30, 2009 and 2008, we applied the new tax rate retroactively to July 1, 2007.   As a result, we recorded net income of $2,451,614 ($.12 per share) for the 2009 fiscal year, and net income of $1,246,777 ($06 per share) for the 2008 fiscal year.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended June 30, 2009, the unrealized gain on foreign currency translations added $116,491 to our accumulated other comprehensive income.  In the prior fiscal year, when the changes in value between the Dollar and the Renminbi were more dramatic, we added $1,070,501 to our shareholders equity by reason of foreign currency translation adjustments.

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

This program of internal financing has left us with a balance sheet that, at June 30, 2009, included no debt, either short-term or long-term, other than a $5,000 loan.  It also left us with working capital of $4,947,393 at June 30, 2009, including $2,282,786 in cash.  Since our operations have been cash positive in each of the past two fiscal years - providing $819,226 in cash during the 2009 fiscal year and $2,030,233 in cash during the 2008 fiscal year - we believe that our cash resources are adequate to fund our operations for the forseeable future.

We expect to fund several significant capital improvement during the next twelve months:

•	a significant upgrade to our Website’s infrastructure, in order to facilitate a rapid expansion of the user base;
•	acquisition of specialized equipment for our Ice Tour;
•	additional animation equipment; and
•	a dedicated education facility for the training center associated with our animation department.

We expect the overall cost of these capital improvements to be approximately 3 million RMB ($439,000).  At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $5,036,127 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  These was the determination, explained in Note 3 to the Consolidated Financial Statements, to record a bad debt reserve of $15,464 as of June 30, 2009.  This determination was based on application of our standard evaluation of accounts receivable, which resulted in a high level of confidence regarding the collectability of our receivables.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2009 and 2008.

F-4	Consolidated Statements of Income for the Fiscal Years Ended June 30, 2009 and 2008.

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2009 and 2008.

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2009 and 2008.

F-8 to F-18	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Digital Animation Development, Inc.

We have audited the accompanying consolidated balance sheets of China Digital Animation Development, Inc. and Subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Digital Animation Development, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of its consolidated operations and its cash flows for years ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ P.C.LIU, CPA, P.C.

P.C.LIU, CPA, P.C.
Flushing, NY

September 1, 2009

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2009 AND, 2008

	JUNE 30,
ASSETS	2009	2008

Current Assets:
Cash and cash equivalents	$2,282,786	$4,740,675
Accounts Receivable, net	1,388,599	815,933
Employee advances	2,234	236,950
Advanced to suppliers	1,443,440	680,522
Inventory	-	77,028
Interest Receivable	54,786	-
Prepaid Expenses	84,202	16,881
Total Current Assets	5,256,047	6,567,989

Non-current Assets
Property, Plant & Equipment, net	3,929,257	3,662,019
Land use right and other intangible assets, net	1,106,870	416,138
Long Term Investment	2,191,457	-
Total Non-current Assets	7,227,584	4,078,157
Total Assets	$12,483,631	$10,646,146

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2009 AND, 2008

LIABILITIES AND STOCKHOLDERS' EQUITY
	JUNE 30,
	2009	2008
Current Liabilities:
Accounts Payable	$29,219	$88,280
Advance from customers	-	27,606
Payroll payable	-	9,254
Tax Payable	214,471	485,493
Accrued expenses and other payable	64,964	369,382

Total Current Liabilities	308,654	980,015

Long-Term Liabilities:
Loan Payable	5,000	-
Total Long-Term Liabilities	5,000	-

Total Liabilities	313,654	980,015

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized 20,000,000 shares issued and outstanding	20,000	20,000
Additional Paid in Capital	6,223,717	6,223,717
Accumulated other comprehensive income	1,761,978	1,645,487
Reserved Fund	341,524	112,241
Retained Earnings	3,822,758	1,600,427
Minority Interest	-	64,259
Total Stockholders' Equity	12,169,977	9,666,131

Total Liabilities and Stockholders' Equity	$12,483,631	$10,646,146

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	JUNE 30,
	2009	2008

Revenues	$6,014,045	$4,497,335

Cost of Goods Sold	1,638,764	1,675,643

Gross Profit	4,375,281	2,821,692

Operating Expenses:
Sales Expenses	342,488	536,402
General and Administrative Expenses	1,186,617	528,377

Total Operating Expenses	1,529,106	1,064,779

Income from Operations before other Income and (expenses)	2,846,175	1,756,913
Other Income and (Expense):
Interest income	73,516	11,864
Gains from Disposal of Fixed Assets	239,745	-
Gain from Investment	219,036	-
Other expense	(103,715)	(385)
Total Other Income and (Expense)	428,581	11,479

Income Before Income Taxes	3,274,757	1,768,392

Provision For Income Taxes	823,142	457,640

Income After Provision for Income Taxes	2,451,614	1,310,752

Minority Interest	-	63,975

Net Income	$2,451,614	$1,246,777

Basic and diluted income per share	0.12	0.06

Weighted average common shares outstanding	20,000,000	20,000,000

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other					Total
	par value $.0001		Paid in	Comprehensive	Retained	Reserved	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Fund	Income	Interest	Equity
Balance - July 1, 2007	20,000,000	$ 20,000	$ 6,223,717	$ 574,986	$ 342,271.00	$ 112,241	$ -	$ -	$ 7,273,215

Additional Capital
Comprehensive income
Net income for the year					1,258,156		1,258,156		1,258,156
Other comprehensive income, net of tax
Foreign currency translation adjustment				1,070,501			1,070,501		1,070,501
Comprehensive income							2,328,657
Minority interest								64,259	64,259

Balance - June 30, 2008	20,000,000	20,000	6,223,717	1,645,487	1,600,427	112,241		64,259	9,666,131

Comprehensive income
Net income for the twelve months					2,451,614		2,451,614		2,451,614
Reserved Fund					(229,283)	229,283			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				116,491			116,491		116,491
Decrease in Minority Interest								(64,259)	(64,259)
Comprehensive income							2,568,105

Balance - June 30, 2009	20,000,000	$ 20,000	$ 6,223,717	$ 1,761,978	$ 3,822,758	$ 341,524		$ -	$12,169,977

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	JUNE 30,
Cash Flows From Operating Activities:	2009	2008

Net Income	$2,451,614	$1,246,777
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation and Amortization Expense	424,664	239,108
Gains from Disposal of Fixed Assets	(239,745)
(Increase) or Decrease in Current Assets:
Accounts Receivable	(572,666)	(213,341)
Inventories	77,028	407,307
Prepaid Expenses	(67,321)	(16,881)
Advanced to Suppliers	(762,918)	(66,175)
Interest Receivable	(54,786)	-
Employee Advanced	234,716	(135,486)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(59,061)	(110,655)
Unearned Revenue	(27,606)	(17,021)
Taxes Payable	(271,022)	357,321
Payroll payable	(9,254)	(6,708)
Accrued Expenses and Other Payables	(304,418)	345,987

Net Cash Provided by Operating Activities	819,226	2,030,233

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(2,419,341)	(339,887)
Proceeds from Sale of Fixed Assets	1,969,390	-
Purchases of Intangible Assets	(757,198)	-
Investment-Long Term	(2,191,457)	-

Net Cash Used in Investing Activities	(3,398,606)	(339,887)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	JUNE 30,
Cash Flows From Financing Activities:	2009	2008

Proceeds from Borrowing	5,000	-

Net Cash Used in Financing Activities	5,000	-

Effect of exchange rate changes on cash and cash equivalents	116,491	657,137

Increase (Decrease) in Cash and Cash Equivalents	(2,457,889)	2,347,483

Cash and Cash Equivalents -Beginning Balance	4,740,675	2,393,202

Cash and Cash Equivalents - Ending Balance	$2,282,786	$4,740,675

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	-	-

Income Taxes Paid	$1,394,046	$189,500

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

1.     ORGANIZATION AND BASIS OF PRESENTATION

On January 30, 2009, Maui General Store, Inc. (the “Company”) changed its name to “China Digital Animation Development, Inc.” to reflect the reverse merger of Heilongjiang Hairong Science and Technology Development Co., Ltd. (“Hairong”) into the Company.

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

RDX is engaged in the business of managing the assets and operations of Hairong, a joint stock company organized under the laws of The People's Republic of China. Hairong is primarily engaged in software design and the production and presentation of cultural events. In the last quarter of this financial year, Hairong was also engaged in the IT construction business and primarily engaged in animation design and development. Hairong operates its business primarily in the PRC with its headquarters in Harbin city, Heilongjiang province.

On October 1, 2007, Hairong purchased 70% of the shareholders’ equity of an advisory consulting firm, Fortune Global Investment Advisory Co., Ltd (the “FGIA”). On January 1, 2009 the Company purchased the remaining 30% of the shareholders’ equity of FGIA without any consideration or currency equivalents under a transfer agreement.  On May 13, 2009, Hairong sold 100% of FGIA for the cash amount of $219,036. Hairong is responsible for all the debt and liabilities incurred up to the transferring date, May 13, 2009.

On June 27, 2008, RDX Holdings entered into five agreements with Hairong and with the equity owners in Hairong. Collectively, the agreements provide RDX exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong. The relationship is one that is generally identified as "entrusted management."

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity or net income.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
The Company maintains cash and cash equivalents with financial institutions in the PRC. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company’s investment strategy.

Bad debt reserves

The carrying amount of accounts receivable is reduced by a valuation allowance. The Company's policy is that for accounts receivable amounts that are aged between 6 months and 12 months, the Company records a 3% bad debt reserve.  If the receivable is aged over 12 months, the Company reserves 5% of the account as a bad debt allowance. In addition, the Company reviews balances in excess of payment terms.  Based on this review, which includes customer credit worthiness and history, general economic conditions and changes in customer payment patterns, the Company estimates the portion, if any, of the balance that will not be collected and records that amount as an additional reserve. Management reviews its valuation allowance on a semi-annual basis.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2009, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

Inventories

Inventories are stated at lower of cost, as determined on a weighted average basis, or market value.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible assets

Intangible assets consist of “rights to use land” and “animation software.” According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years. The method to amortize intangible assets is a 50-year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Income taxes

Hairong accounted for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2009 or June 30, 2008.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No.95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at June 30, 2009.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

New accounting pronouncements

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 will have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS no. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s financial condition, result of operations or cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS no. 141R. FSP No. 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FSP No. 142-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of financial Instruments,” which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APE 28-1 did not have a material effect on the Company’s disclosures. See “- Note 3 – Long-term Debt” for disclosures required by this FSP.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

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

3.     ACCOUNTS  RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of June 30, 2009 and 2008, the net accounts receivable were $1,443,440 and $680,522, respectively. The bad debt reserve for the current fiscal year is $15,464.

4.     ADVANCED TO SUPPLIERS

Hairong makes advance payments to certain suppliers which provide services to the company for animation design and development. The advances to suppliers were $1,443,440 and $680,522 as of June 30, 2009 and June 30, 2008, respectively.

5.     INVENTORIES

 Inventory consisted of the following:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

5.     INVENTORIES (continued)
	June 30, 2009	June 30, 2008

Raw Materials	$-	$35,598.00
Work in Progress		41,430

Total	$-	$77,028.00

The Company changed its primary operations from IT construction to animation development during the year. As a result, the Company sold its entire inventory, which was not usable for animation development.

6 ..    PROPERTY, PLANT & EQUIPMENT, NET

Property, Plant & Equipment consisted of the following:

	June 30, 2009	June 30, 2008

Building and Improvement	$1,785,983	$2,022,438
Machinery & Equipment	-	831,180
Office Furniture & Equipment	612,105	121,495
Vehicles	352,099	260,720
Construction in progress	1,459,975	1,454,231
Total Property	4,210,162	4,690,064

Accumulated depreciation	(280,905)	(1,028,045)
Total Property, net	$3,929,257	$3,662,019

Depreciation expense for the years ended June 30, 2009 and 2008 was $443,698 and $207,574, respectively.

During the fiscal year, Hairong disposed of a large sum of old assets that cannot be used in the company’s production operations. At the same time, Hairong purchases a large quantity of software for animation production and computer related equipment.

7.     LAND USE RIGHT AND OTHER INTANGIBLES

The changes in intangible assets for fiscal 2009 and the net book value of intangible assets at June 30, 2009 and 2008 were as follows:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

7.     LAND USE RIGHT AND OTHER INTANGIBLES (continued)

	June 30, 2009	June 30, 2008

Cost of land use right and other intangibles	$1,382,114	$710,417
Less: accumulated amortization	(275,244)	(294,278)

Land use right and other intangibles, net	$1,106,870	$416,139

Total amortization expense related to intangible assets was ($19,034) and  $31,534 in fiscal 2009 and 2008, respectively.  The negative amortization expense during the 2009 fiscal year was due to the disposal of the intangible asset and write off of the accumulated amortization.

8.     LONG TERM INVESTMENT

On April 24, 2009, the Company deposited $ 2,191,457 with an investment management company and signed an agreement for a rate of 15% annual interest on this deposit. The interest is payable semiannually, and the Company accrued interest in the amount of
 $ 54,786 during the period from April 25, 2009 to June 30, 2009

9.     INCOME TAXES

Effective on January 1, 2007 a new Chinese Tax Law was enacted. Hairong has been subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the fiscal years ended June 30, 2009 and June 30, 2008 as follows:

PRC only:	June 30, 2009	June 30, 2008

Current	$823,142	$457,640
Deferred	-	-

Total	$823,142	$457,640

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

10 ..  STOCKHOLDERS’ EQUITY

As of June 30, 2009, 500,000,000 shares have been authorized and 20,000,000 shares are outstanding.

The Company implemented a 1-for-25 reverse split on January 30, 2009. Retroactive effect is being given to the reverse split in these financial statement.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders’ equity section has been reduced accordingly.

11.   SEGMENT INFORMATION

Segment revenue and operating income was as follows:

	June 30,
	2009	2008
Revenue:
Internet Design and Development	$25,934	$167,708
IT Construction	1,598,032	2,027,174
Software Selling	-	845,871
Membership Fees	751,965	674,310
Animation Design and Development	3,589,051	-
Consulting Service	-	769,001
Other	49,064	13,270
Consolidated	$6,014,045	$4,497,335

	June 30,
	2009	2008
Operating Income:
Internet Design and Development	12,273	65,516
IT Construction	756,276	791,929
Software Selling	-	330,445
Membership Fees	355,871	263,423
Animation Design and Development	1,698,536	-
Consulting Service	-	300,415
Other	23,220	5,184
Consolidated	$2,846,175	$1,756,913

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 & JUNE 30, 2008

11.   SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Amounts for prior periods have been recast to conform to the current management view. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

12.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

 The Company had two major customers who accounted for 11% and 30% of the total sales for the year ended June 30, 2009. Accounts receivable from these customers were $853,207.  That amount represented 61% of the total accounts receivable as of June 30, 2009.

For the year ended June 30, 2008, the Company had three major customers.  Accounts receivable from these customers were $547,522.  That amount represented 67% of the total accounts receivable as of June 30, 2008.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weaknesses in our internal control over financial reporting.  This material weakness consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Jiamusi.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Jiamusi office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2009.

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

ITEM 9B.             OTHER INFORMATION

On October 12, 2009 Fu Zhiguo resigned from his position as a member of the Board of Directors of China Digital Animation Development, Inc.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Fu Qiang	Chairman, Chief Executive Officer, Director	33	2008
Zong Guoqing	Director	33	2008
Hu Yumei	Chief Financial Officer	41	--
Huo Hong	President (Chief Operations Officer)	36	--

The following sets forth biographical information regarding the Company’s directors.

Fu Qiang.  Mr. Fu has been employed since 2003 as the President of our subsidiary, Heilongjiang Hairong Science and Technology Development Co Ltd. (“Hairong”).  Previously Fu Qiang was employed as Vice General Manager by Heilongjiang Guangsha Group, a construction company, where he was responsible for business development and new construction management.  In 1998 Fu Qiang earned a Bachelor’s Degree in Business Administration from Beijing Union University.  In 1996 he earned a Bachelor’s Degree in Law from Heilongjiang Political Management and Law College.

Zong Guoqing.    Mr. Zong joined Hairong this year as General Manager.  In 2006 and 2007 Mr. Zong was employed as Manager of the Marketing Department of Sweden SINO, an international transportation logistics company.  From 2003 to 2006 Mr. Zong was employed as Manager of the International Department of Harbin Sihai CNC Group, which manufactured CNC systems for the production of H-steel.  Previously Mr. Zong had been employed as Assistant Manager of Canada Sefon Investment Co., Ltd., an investment consultant, and as the Supervisor of Development of Harbin Landscaping & Development Co., which provided landscaping design and equipment for the construction industry in China.  In 2002 Mr. Zong was awarded a B.A. in computer science by QGI Institute of Information Technology in Vancouver, British Columbia.  He has also received a diploma in computer information from the Southern Alberta Technology Institute.

Hu Yumei.   Ms. Hu has been employed as Chief Financial Officer of Hairong and its predecessor since 2006, with responsibilities for both the accounting and the finance departments.  From 1986 to 2003 Ms. Hu served as Chief Financial Officer of Harbin XinYang Group, which was engaged in the construction industry.  In 1986 Ms. Hu was awarded a Bachelor’s Degree with a concentration in Economics by the Heilongjiang Province Economy Institute of Cadres Management.

Huo Hong.  Ms. Huo has been employed by Hairong as its U.S. agent since 2008.  Since 2006 Ms. Huo has also been employed as Producer, Financial Reporter, and Marketing Director by Wall Street Multimedia, which provides financial news content in the U.S. and China.  Since 2004 Ms. Huo has also been employed as a Correspondent by The Global Times.  From 2004 to 2006 Ms. Huo was employed as a Marketing Executive by Jam-Aimee Jewelry, and from 2002 to 2004 Ms. Huo was employed as Assistant to the President of American Jewelry Design, Inc.  In 2006 Ms. Huo was awarded a Masters Degree in Marketing by Baruch University; in 2002 she was awarded a B.A. with a concentration in Business Administration by the University of Colorado.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2009, except that Ligang Shang was late in filing his Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of China Digital Animation to Fu Qiang, the Company’s Chief Executive Officer, and to Hu Yumei, its Chief Financial Officer, for services rendered in all capacities to the Company during the years ended June 30, 2009, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Fu Qiang	2009	$8,772	--	--	--	(1)
	2008	$8,772	--	--	--	(1)
	2007	$14,692	--	--	--	(1)

Hu Yumei	2009	$5,263	--	--	--	--
	2008	$4,386	--	--	--	--
_______________________________
(1)	Hairong has permitted Fu Qiang to use for personal business an automobile purchased by Hairong for $168,621.

Employment Agreements

All of our officers and directors serve on an at-will basis.

Compensation of Directors

The Board of Directors has not adopted any policy regarding the compensation of directors.  Both of the current directors are employees of Hairong, and receive no separate compensation for service on the Board of Directors.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended June 30, 2009 and those options held by him and her on June 30, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Fu Qiang	--	--	--	--	--	--
Hu Yumei	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2009 and held by them unvested at June 30, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Fu Qiang	--	--
Hu Yumei	--	--

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Fu Qiang, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 20,000,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(3)	Percentage of Class
Fu Qiang(1)	5,000,000	25.0%
Zong Guoqing(2)	30,000	0.2%
Hu Yumei(2)	0	--
All officers and directors as a group (4 persons)	5,030,000	25.0%
Fu Zhiguo(1)	1,300,000	6.5%
________________________________
(1)	The address for Fu Qiang and Fu Zhiguo is 15 West 39th Street, Suite 14A, New York, NY 10018.
(2)	The address for Zong Guoqing and Hu Yumei is Hairong’s address in Harbin.
(3)	All shares are owned both of record and beneficially.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 1, 2007 Fu Qiang, the Chairman of Hairong, contributed to Hairong 70% of the ownership interest in Fortune Global Investment Advisory Co., Ltd.  In January 2009 Mr. Fu contributed the remaining 30%.  Mr. Fu made the contribution without payment by Hairong.

Other than the aforesaid relationship, none of the officers or directors of China Digita Animation has engaged in any transaction with China Digital Animation or its subsidiaries  during the past two fiscal years or the current fiscal year that had a transaction value in excess of $120,000.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

P.C. Liu, CPA P.C. has been the independent accountant for Hairong since 2007.  In November 2008, when China Digital Animation acquired Hairong, P.C. Liu, CPA P.C. became the independent accountant for China Digital Animation.

Audit Fees

P.C. Liu, CPA P.C. billed $45,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2009.

Audit-Related Fees

P.C. Liu, CPA P.C. billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.  .

Tax Fees

P.C. Liu, CPA P.C. billed $0 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

P.C. Liu, CPA P.C. billed $0 to the Company in fiscal 2009 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by P.C. Liu, CPA P.C..

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Certificate of Incorporation, as amended through 2003 - Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-50441) and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation, filed on January 30, 2009 - filed as an exhibit to the Current Report on Form 8-K dated January 30, 2009 and filed on February 4, 2009 and incorporated herein by reference.

3-b	Bylaws - Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-50441) and incorporated herein by reference.

10-a	Consulting Services Agreement dated June 27, 2008 between RDX Holdings Limited and Heilongjiang Hairong Science and Technology Development Co., Ltd. (1)

10-b
Operating Agreement dated June 27, 2008 among RDX Holdings Limited, Heilongjiang Hairong Science and Technology Development Co., Ltd., and the shareholders of Heilongjiang Hairong Science and Technology Development Co., Ltd.(1)

10-c	Equity Pledge Agreement dated June 27, 2008 between RDX Holdings Limited and the shareholders of Heilongjiang Hairong Science and Technology Development Co., Ltd.(1)

10-d
Option Agreement dated June 27, 2008 among RDX Holdings Limited, Heilongjiang Hairong Science and Technology Development Co., Ltd., and the shareholders of Heilongjiang Hairong Science and Technology Development Co., Ltd.(1)

10-e
Proxy Agreement dated June 27, 2008 among RDX Holdings Limited, Heilongjiang Hairong Science and Technology Development Co., Ltd., and the shareholders of Heilongjiang Hairong Science and Technology Development Co., Ltd.(1)

21	Subsidiaries – RDX Holdings Limited , British Virgin Islands corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications
_____________________________________
(1)	Filed as an Exhibit to the Current Report on Form 8-K dated November 12, 2008 and filed on November 12, 2008, and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

Date: October 20, 2009	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fu Qiang	October 20, 2009
Fu Qiang
Director, Chief Executive Officer

/s/ Hu Yumei	October 20, 2009
Hu Yumei
Chief Financial and Accounting Officer

/s/ Zong Guoqing	October 20, 2009
Zong Guoqing, Director