Form 10-Q
period 2009-09-30
China Digital Animation Development, Inc.
filed 2009-11-16
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2009

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

Issuer's Telephone Number: (212) 391-2688

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes              No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer       Non-accelerated filer        Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 13, 2009
Common Voting Stock: 20,000,000

PAGE

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2-3
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009

CONSOLIDATED STATEMENTS OF INCOME	4
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 & 2008

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY	5
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 19

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS	September 30, 2009	June 30, 2009

Current Assets:
Cash and cash equivalents	$2,635,808	$2,282,786
Accounts Receivable, net	1,091,188	1,388,599
Employee advances	2,223	2,234
Advanced to suppliers	1,254,826	1,443,440
Interest Receivable	137,110	54,786
Prepaid Expenses	79,854	84,202
Total Current Assets	5,201,009	5,256,047

Non-current Assets
Property, Plant & Equipment, net	4,635,827	3,929,257
Land use right and other intangible assets, net	1,086,917	1,106,870
Long Term Investment	2,193,752	2,191,457
Total Non-current Assets	7,916,496	7,227,584
Total Assets	$13,117,505	$12,483,631

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	(Unaudited)	(Audited)
	September 30, 2009	June 30, 2009
Current Liabilities:
Accounts Payable	$70,539	$29,219
Tax Payable	199,681	214,471
Accrued expenses and other payable	56,230	64,964

Total Current Liabilities	326,449	308,654

Long-Term Liabilities:
Loan Payable	31,000	5,000
Total Long-Term Liabilities	31,000	5,000

Total Liabilities	357,449	313,654

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized20,000,000 shares issued and outstanding	20,000	20,000
Additional Paid in Capital	6,223,717	6,223,717
Accumulated other comprehensive income	1,775,045	1,761,978
Reserved Fund	341,524	341,524
Retained Earnings	4,399,769	3,822,758
Total Stockholders' Equity	12,760,055	12,169,977

Total Liabilities and Stockholders' Equity	$13,117,504	$12,483,631

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008

Revenues	$1,143,915	$1,133,934

Cost of Goods Sold	221,352	173,465

Gross Profit	922,564	960,469

Operating Expenses:
Sales Expenses	64,631	54,210
General and Administrative Expenses	169,612	97,928

Total Operating Expenses	234,243	152,139

Income from Operations before other Income and (expenses)	688,321	808,330
Other Income and (Expense):
Interest income	84,595	7,085
Loss from Disposal of Fixed Assets	(26)
Total Other Income and (Expense)	84,570	7,085

Income Before Income Taxes	772,890	815,415

Provision For Income Taxes	195,879	215,177

Income from Continuing Operations	577,011	600,239

Discontinued Operations
Loss from Operations of discountinued Component	-	(661)
Less :Taxes	-	0
Loss from discontinued operations	-	(661)

Minority Interest	-	(13,786)

Net Income	$577,011	$613,364

Basic and diluted income per share	0.03	0.03

Weighted average common shares outstanding	20,000,000	20,000,000

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
	Common Stock		Additional	Other					Total
	par value $.0001		Paid in	Comprehensive	Retained	Reserved	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Fund	Income	Interest	Equity
Balance - June 30, 2008	20,000,000	$20,000	$6,223,717	$1,645,487	$1,600,427	$112,241		$64,259	$9,666,131

Comprehensive income
Net income for the twelve months					2,451,614		2,451,614		2,451,614
Reserved Fund					(229,283)	229,283			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				116,491			116,491		116,491
Decrease in Minority Interest								(64,259)	(64,259)
Comprehensive income							2,568,105

Balance - June 30, 2009	20,000,000	20,000	6,223,717	1,761,978	3,822,758	341,524		-	12,169,977

Comprehensive income
Net income for the three months					577,011		577,011		577,011
Other comprehensive income, net of tax
Foreign currency translation adjustment				13,067			13,067		13,067
Comprehensive income							590,078

Balance - September 30, 2009	20,000,000	$20,000	$6,223,717	$1,775,045	$4,399,769	$341,524		$-	$12,760,055

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
Cash Flows From Operating Activities:	2009	2008

Net Income	$577,011	$613,364
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	93,614	85,076
Gains from Disposal of Fixed Assets	(26)
(Increase) or Decrease in Current Assets:
Accounts Receivable	297,410	(74,568)
Inventories	-	(429,470)
Prepaid Expenses	4,318	8,483
Advanced to Suppliers	188,614	278,244
Interest Receivable	(82,323)	-
Employee Advanced	11	103,825
Increase or (Decrease) in Current Liabilities:
Accounts Payable	41,319	3,086
Advanced from Customers	-	80,299
Taxes Payable	(14,790)	106,023
Minority Interest	-	13,786
Accrued Expenses and Other Payables	(8,734)	(32,993)

Net Cash Provided by Operating Activities	1,096,425	755,154

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(775,032)	(278,444)

Net Cash Used in Investing Activities	(775,032)	(278,444)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30,
Cash Flows From Financing Activities:	2009	2008

Proceeds from Borrowing	26,000	-
Net Cash Used in Financing Activities	26,000	-

Effect of exchange rate changes on cash and cash equivalents	5,630	108

Increase (Decrease) in Cash and Cash Equivalents	353,022	476,818

Cash and Cash Equivalents -Beginning Balance	2,282,786	4,740,675

Cash and Cash Equivalents - Ending Balance	$2,635,808	$5,217,493

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	-	-

Income Taxes Paid	$215,748	$206,215

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2009
UNAUDITED

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

RDX is engaged in the business of managing the assets and operations of Hairong, a joint stock company organized under the laws of The People's Republic of China. Hairong is primarily engaged in animation design and development and in the  production and presentation of cultural events. During the quarter ended September 30, 2008, Hairong was also engaged in the IT construction business. Hairong operates its business primarily in the PRC with its headquarters in Harbin city, Heilongjiang province.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2009, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

Inventories

Inventories are stated at lower of cost, as determined on a weighted average basis, or market value. As the company changed its business to animation, it will not hold any inventories anymore.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

Hairong accounted for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at September 30, 2009.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Comprehensive income includes net income and the foreign currency translation gain, net of tax.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R),” which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of ASC 810 will have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial condition, result of operations or cash flows.

In April 2009, the FASB issued ASC 270, “Interim Disclosures about Fair Value of Financial Instruments,” which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. ASC 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 270 did not have a material effect on the Company’s disclosures.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

In April 2008, the FASB issued ASC 350-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-3, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-3 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 350-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

3.  ACCOUNTS  RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of September 30, and June 30, 2009, the net accounts receivable was $1,091,188 and $1,388,599, respectively.

4.  ADVANCED TO SUPPLIERS

Hairong makes advance payments to certain suppliers which provide services to the company for animation design and development. The advances to suppliers was $1,254,826 and $1,443,440 as of September 30, and June 30, 2009, respectively.

5 .. PROPERTY, PLANT & EQUIPMENT, NET

Property, Plant & Equipment consisted of the following:

	September 30, 2009	June 30, 2009
Building and Improvement	$1,787,853	$1,785,983
Machinery & Equipment	-	831,180
Office Furniture & Equipment	1,387,025	612,105
Vehicles	352,468	352,099
Construction in progress	1,461,504	1,459,975
Total Property	4,988,849	4,210,162
Accumulated depreciation	(353,022)	(280,905)
Total Property, net	$4,635,827	$3,929,257

Depreciation expense for the three months ended September 30, 2009 was $72,513.

6.  LAND USE RIGHT AND OTHER INTANGIBLES

The net book value of intangible assets as of September 30, 2009 and June 30, 2009 comprised of the following:

	September 30, 2009	June 30, 2008
Cost of land use right and other intangibles	$1,383,561	$1,382,114
Less: accumulated amortization	(296,644)	(275,244)
Land use right and other intangibles, net	$1,086,917	$1,106,870

As of September 30, 2009, total amortization expense related to intangible assets was $21,101.

7. LONG TERM INVESTMENT

On April 24, 2009, the Company deposited $ 2,193,752 with an investment management company and signed an agreement for a rate of 15% annual interest on this deposit. The interest is payable semiannually, and the Company accrued interest in the amount of $ 82,323 for the three months ended September 30, 2009.

8.  INCOME TAXES

Effective on January 1, 2007 a new Chinese Tax Law was enacted. Hairong has been subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the three months ended September 30, 2009 and fiscal year ended June 30, 2008 as follows:

PRC only:	September 30, 2009	June 30, 2009
Current	$195,879	$823,142
Deferred	-	-
Total	$195,879	$823,142

9 .. STOCKHOLDERS’ EQUITY

As of September 30, 2009, 500,000,000 shares have been authorized and 20,000,000 shares are outstanding.

The Company implemented a 1-for-25 reverse split on January 30, 2009. Retroactive effect is being given to the reverse split in these financial statement.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders’ equity section has been reduced accordingly.

10. SEGMENT INFORMATION

Segment revenue for the three months ended September 30, 2009 was as follows:

Revenue for the three months	30-Sep	30-Sep
	2009	2008
Revenue:
IT Construction	$-	$611,310
Membership Fees	127,266	356,164
Animation Design and Development	1,016,649	661,032
Others	-	116,739
Consolidated	$1,143,915	$1,745,245

Segment operating income for the three months ended September 30, 2009 was as follows:

	30-Sep	30-Sep
Operating Income for the three months	2009	2008
Operating Income:
IT Construction	$-	$(661.00)
Membership Fees	97,271	341,974
Animation Design and Development	591,050	501,635
Consulting Service	-	(35,279)
Others	-	-
Consolidated	$688,321	$807,669

ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Amounts for prior periods have been recast to conform to the current management view. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

11. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of Accounts Receivable

Customer Name	Amount(USD)	Percentage
Jilin New Century Ltd	71,078	6.42%
China Petrol Daqing Branch	108,658	9.82%
Harbin Huayu Medicine Group	65,008	5.87%
Heilongjiang Drought situation Control	131,625	11.89%
Beijing Wanfang Xingxing Digital Tech	475,313	42.95%
Harbin Renhe Spring	87,531	7.91%
Harbin Shengwen Amination Ltd	113,344	10.24%
	1,052,556	95.10%

11. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS   (continued)

The major suppliers which represented more than 5% of Prepayment

Vendor Name	Amount	Percentage
Harbin City Design Institution	321,750	25.64%
Harbin Danwei Chuangyi Ltd	307,125	24.48%
Zhangye	109,688	8.74%
Harbin Gongdahuitong Technology Co., Ltd	516,263	41.14%
	1,254,826	41.14%

The major clients that represented more than 5% of the total sales

Harbin Shengwen Animation Ltd	343,512	30.03%
Beijing Wanfang Xingxing Tech	324,509	36.55%
Benxi Yige Animation Design Co., Ltd	255,076	22.30%
	923,097.16	88.87%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Digital Animation Development, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

China Digital Animation Development Inc. (“China Digital”), through its operating company, Heilongjiang Hairong Science and Technology Development Co Ltd., a joint stock company organized under the laws of The People’s Republic of China (“Hairong”), engages in the business of digital animation production, financial information services, and cultural productions in China.

Hairong was organized in 1999.  From 1999 until 2006 Hairong was engaged exclusively in the business of developing and installing business networks and related software.  During that period we developed a reputation in the Chinese business community for our ability to provide efficient solutions to complex integration problems.

Since 2007, however, Hairong has evolved from the network engineering business into other businesses that utilize our managerial skills, in particular the animation development business. The primary reason for the entry into this industry is because animation development is now more profitable in China than network engineering. Due to the intense competition in the IT industry as a result of influx of college graduates with training in network and software design in China, competition in the network engineering business forces us to reduce margins. In contrast,  the animation industry is facing great opportunities in China, with the increasing customer demand and especially favorable treatment by the government of China.

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

For this reason, when our fiscal year ended on June 30, 2009, we terminated all of our network engineering activities, and sold the related property and equipment.  The results of this business during the 2009 fiscal year are now classified on our statement of operations as “discontinued operations.”

Hairong now offers services in three distinct market segments:

▪
Animation.  Our team of 30 animation technicians offers digital animation services to the movie, television and Internet industries, specializing in high end special effects, including 3-D animation.  We also offer non-media businesses animated products for advertising, branding and education purposes.

The animation industry is growing rapidly in China.  Because we have developed a state-of-the-art facility with personnel recognized in the industry, we expect to participate in that growth in a leadership position.  For that reason, we expect that animation development will be the primary source of our revenues for the foreseeable future.

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

Results of Operations – Three Month Periods Ended September 30, 2009

During the three months ended September 30, 2009, we realized revenues from operation of two business segments:  from animation design and development as well as from membership fees charged to users of our Financial Information Services. In that period, animation design and development accounted for $1,016,649 (88.9%) of our revenues and generated $591,050 in operating income. Membership fees accounted for the remaining $127,266 of our revenue (11.1%) and generated $ 97,271 in operating income.  In comparison, during the three months ended September 30, 2008 our revenues totaled $1,133,934, excluding $611,310 in revenue that we realized from our IT business, which is accounted for as a discontinued operation.  Animation development, which we were only initiating in that period, accounted for 58% of our revenue from continuing operations in that period.

Because our current operations are focused on service industries, we record a low cost of goods sold, compared to the cost of goods sold recorded by our now-discontinued network engineering business.  Our gross margin during the three months ended September 30, 2009 was 80.6%, an increase over the 73% margin we realized in fiscal year 2009.  Our gross margin will vary from one period to another, depending on our success in pricing the animation contracts we perform.  In general, however, we expect our gross margin ratio to remain high.

On the other hand, the overhead required to maintain an animation development business is greater than that required by the network engineering business.  We currently have a staff of 129 employees dedicated to the animation development business, and their salaries are accounted for as general and administrative expense.  For that reason, our operating expenses during the three months ended September 30, 2009 increased by 54%, from $152,139 in the first quarter of fiscal year 2009 to $234,243 in the first quarter of fiscal year 2010.

In April 2009 we determined that our cash assets exceeded our immediate needs.  Therefore we invested $2.1 million of our cash with an investment management company that contracted to provide us a 15% annual return.  As a result of this investment, we accrued interest income of $84,595 in the quarter ended September 30, 2009.  In the quarter ended September 30, 2008, when our cash was deposited in bank accounts only, our interest income was only $7,085.

Our revenue less expenses for the three months ended September 30, 2009 yielded a net income before taxes of $772,890, a decrease from the $815,415 realized  during the three months ended September 30, 2008. The decrease was primarily attributable to the increase on our general and administrative expenses.    After accruing income taxes at the national rate of 25%, we recorded net income of $577,011 ($.03 per share), a 6% decline from the first quarter of our last fiscal year.

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

At September 30, 2009, our working capital was $4,874,560, including $2,635,808 in cash.  Our operations during the first quarter of 2009 produced $1,096,425 in cash.  Our operations were also cash-positive in each of the past two fiscal years - providing $819,226 in cash during the 2009 fiscal year and $2,030,233 in cash during the 2008 fiscal year.  For this reason, we believe that our cash resources are adequate to fund our operations for the foreseeable future.

We expect to fund several significant capital improvements during the next twelve months:

•	An acquisition of the assets of a film company in China
•	a significant upgrade to our Website’s infrastructure, in order to facilitate a rapid expansion of the user base;
•	acquisition of specialized equipment for our Ice Tour;
•	additional animation equipment; and
•	a dedicated education facility for the training center associated with our animation department.

At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $5,722,744, on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations and our anticipated growth for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

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

Item 1A                   Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2009.

Item 6.                     Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: November 16, 2009	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Executive Officer