Form 10-Q
period 2009-12-31
China Digital Animation Development, Inc.
filed 2010-02-26
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____    No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 22, 2010
Common Voting Stock: 20,000,000

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH ENDED DECEMBER 31, 2009 AND YEAR ENDED JUNE 30, 2009

PAGE

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2-3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO FINANCIAL STATEMENTS	8 - 19

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE PERIOD ENDED DECEMBER 31, 2009 AND YEAR ENDED JUNE 30, 2009

	2009
	DECEMBER 31	JUNE 30
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,069,023	$2,282,786
Accounts Receivable, net	1,113,182	1,388,599
Employee Advances	4,287	2,234
Advanced to Suppliers	-	1,443,440
Interest Receivable	55,013	54,786
Prepaid Expenses	1,426,838	84,202
Total Current Assets	3,668,343	5,256,047

Non-current Assets
Property, Plant & Equipment, net	4,566,790	3,929,257
Land Use Right and Other Intangible Assets, net	2,960,290	1,106,870
Long Term Investment	2,200,500	2,191,457
Total Non-current Assets	9,727,580	7,227,584
Total Assets	$13,395,923	$12,483,631

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE PERIOD ENDED DECEMBER 31, 2009 AND YEAR ENDED JUNE 30, 2009

	DECEMBER 31	JUNE 30
	2009	2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$71,255	$29,219
Advance from Customers	-	-
Payroll Payable	1,817	-
Tax Payable	138,737	214,471
Accrued Expenses and Other Payable	67,509	64,964

Total Current Liabilities	279,318	308,654

Long-Term Liabilities:
Loan Payable	66,000	5,000
Total Long-Term Liabilities	66,000	5,000

Total Liabilities	345,318	313,654

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized
20,000,000 shares issued and outstanding	20,000	20,000
Additional Paid in Capital	6,223,717	6,223,717
Accumulated Other Comprehensive Income	1,814,442	1,761,978
Reserved Fund	705,738	341,524
Retained Earnings	4,286,708	3,822,758
Total Stockholders' Equity	13,050,605	12,169,977

Total Liabilities and Stockholders' Equity	$13,395,923	$12,483,631

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$1,234,375	$1,371,034	$2,378,290	$2,504,968

Cost of Goods Sold	697,413	139,670	918,764	313,135

Gross Profit	536,962	1,231,364	1,459,526	2,191,833

Operating Expenses:
Sales Expenses	69,742	100,503	134,373	154,713
General and Administrative Expenses	196,367	187,729	365,979	285,657

Total Operating Expenses	266,109	288,232	500,352	440,370

Income from Operations before other Income and (expenses)	270,853	943,132	959,174	1,751,463
Other Income and (Expense):
Interest income	83,952	5,960	168,548	13,045
Gains from Disposal of Fixed Assets	-	-	(26)
Gain from Investment	-	-	-	-
Other expense	-	(50)		(50)
Total Other Income and (Expense)	83,952	5,910	168,522	12,995

Income Before Income Taxes	354,805	949,042	1,127,696	1,764,458

Provision for Income Taxes	103,653	242,728	299,532	457,905

Income After Provision for Income Taxes	251,152	706,314	828,164	1,306,553

Gain from Operations of Discontinued Component (Net of Taxes)	-	33,477	-	32,816

Net Income before Minority Interest	251,152	739,791	828,164	1,339,369

Minority Interest	-	3,482	-	17,268

Net Income	$251,152	$736,309	$828,164	$1,322,101

Basic and diluted income per share	0.01	0.04	0.04	0.07

Weighted average common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
	Common Stock		Additional	Other					Total
	par value $.0001		Paid in	Comprehensive	Retained	Reserved	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Fund	Income	Interest	Equity
Balance - June 30, 2008	20,000,000	20,000	6,223,717	1,645,487	1,600,427	112,241		64,259	9,666,131

Comprehensive income
Net income for the twelve months					2,451,614		2,451,614		2,451,614
Reserved Fund					(229,283)	229,283			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				116,491			116,491		116,491
Decrease in Minority Interest								(64,259)	(64,259)
Comprehensive income							2,568,105

Balance - June 30, 2009	20,000,000	20,000	6,223,717	1,761,978	3,822,758	341,524		-	12,169,977

Comprehensive income
Net income for the 6 months					828,164		828,164		828,164
Reserved Fund					(364,214)	364,214			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				52,464			52,464		52,464
Decrease in Minority Interest								-	-
Comprehensive income							880,628

Balance - December 31, 2009	20,000,000	$20,000	$6,223,717	$1,814,442	$4,286,708	$705,738		$-	13,050,605

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	DECEMBER 31
	2009	2008
Cash Flows From Operating Activities:

Net Income	$828,164	$1,342,100
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation and Amortization Expense	242,582	177,039
(Increase) or Decrease in Current Assets:
Accounts Receivable	275,417	(554,203)
Inventories	-	(426,103)
Prepaid Expenses	(1,342,636)	9,211
Advanced to Suppliers	1,443,440	291,613
Interest Receivable	(227)	-
Employee Advanced	(2,053)	143,100
Increase or (Decrease) in Current Liabilities:
Accounts Payable	42,036	4,312
Advanced from Customers	-	80,313
Taxes Payable	(75,735)	364,799
Payroll payable	1,817	(510)
Accrued Expenses and Other Payables	2,545	(117,455)

Net Cash Provided by Operating Activities	1,415,350	1,314,216

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(820,723)	(1,328,064)
Proceeds from Sale of Fixed Assets	-	-
Purchases of Intangible Assets	(1,912,803)	-
Investment-Long Term	(9,043)	-

Net Cash Used in Investing Activities	(2,742,569)	(1,328,064)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	DECEMBER 31
Cash Flows From Financing Activities:	2009	2008

Proceeds from Borrowing	61,000	-
Net Cash Used in Financing Activities	61,000	-

Effect of exchange rate changes on cash and cash equivalents	52,456	16,959

Increase (Decrease) in Cash and Cash Equivalents	(1,213,763)	3,111

Cash and Cash Equivalents -Beginning Balance	2,282,786	4,740,675

Cash and Cash Equivalents - Ending Balance	$1,069,023	$4,743,786

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	-	-
Income Taxes Paid	$175,263	$285,834

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets

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

Income taxes

Hairong accounted for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at December 31, 2009.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2009, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at December 31, 2009.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.    ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of December 31, 2009 and June 30, 2009, the net accounts receivable was $1,113,182 and $1,388,599, respectively.  The allowance for bad debts was $15,528 and $15,646 as December 31, 2009 and June 30, 2009, respectively.

4.    ADVANCED TO SUPPLIERS

Hairong makes advance payments to certain suppliers which provide services to the company for animation design and development. The advances to suppliers were $0 and $1,443,440 as of December 31, 2009, and June 30, 2009, respectively.

5.    PREPAID EXPENSE

As of December 31, 2009, the Company makes advance payments approximately $1,400,000 to contactors for cost associated with setting up the school.

6.    PROPERTY, PLANT & EQUIPMENT, NET

Property, Plant & Equipment consisted of the following:

	December 31, 2009	June 30, 2009

Building and Improvement	$1,793,352	$1,785,983
Machinery & Equipment	-	831,180
Office Furniture & Equipment	1,417,991	612,105
Vehicles	355,552	352,099
Construction in progress	1,465,999	1,459,975
Total Property	5,030,894	4,210,162

Accumulated depreciation	(464,104)	(280,905)
Total Property, net	$4,566,790	$3,929,257

Depreciation expense for the six months ended December 31, 2009 was $183,199.

7.    LAND USE RIGHT AND OTHER INTANGIBLES

The net book value of intangible assets as of December 31, 2009 and June 30, 2009 comprised of the following:

	December 30, 2009	June 30, 2008

Cost of land use right and other intangibles	$3,294,917	$1,382,114
Less: accumulated amortization	(334,627)	(275,244)

Land use right and other intangibles, net	$2,960,290	$1,106,870

As of December 31, 2009, total amortization expense related to intangible assets was $59,383.

8.    LONG TERM INVESTMENT

On April 24, 2009, the Company deposited $ 2,200,500 with an investment management company and signed an agreement for a rate of 15% annual interest on this deposit. The interest is payable semiannually, and the Company accrued interest in the amount of $ 27,501 as December 31, 2009.

9.    INCOME TAXES

Effective on January 1, 2007 a new Chinese Tax Law was enacted. Hairong has been subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the three months ended December 31, 2009 and fiscal year ended June 30, 2008 as follows:

PRC only:	December 31, 2009	June 30, 2009

Current	$89,902	$823,142
Deferred	-	-

Total	$89,902	$823,142

10.  STOCKHOLDERS’ EQUITY

As of December 31, 2009, 500,000,000 shares have been authorized and 20,000,000 shares are outstanding.

The Company implemented a 1-for-25 reverse split on January 30, 2009. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders’ equity section has been reduced accordingly.

11.  SEGMENT INFORMATION

Segment revenue for the six months ended December 31, 2009 was as follows:

	Six Months Ended
	December 31,
	2009	2008
Revenue:
Membership Fees	$244,162	$657,622
Animation Design and Development	1,894,469	1,608,032
Other	239,659	239,314
Total Revenue	$2,378,290	$2,504,968

Segment operating income for the six months ended December 31, 2009 was as follows:

	Six Months Ended
	December 31,
	2009	2008
Net Operating Income:
Membership Fees	$188,966	$580,057
Animation Design and Development	735,590	1,136,728
Snow and Ice Show	34,618	-
Other	-	34,678
Total Operating Income	$959,174	$1,751,463

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

The major customers which represented more than 5% of Accounts Receivable

Customer Name	Amount(USD)	Percentage
Heilongjiang Drought situation Control	132,030	11.70%
Beijing Wanfang Xingxing Digital Tech	396,090	35.09%
Harbin Shengwen Animation Ltd	69,683	6.17%
Benxi Yige Animation Design Ltd	364,549	32.30%
Jilin Guoji Industrial Trading Ltd	166,358	14.74%
	1,128,710	100.00%

The major suppliers which represented more than 5% of Accounts Payable

Vendor Name	Amount(USD)	Percentage
Harbin Hengshui Road & Bridge Construction Ltd	29,340.00	41.18%

The major clients which represented more than 5% of the total sales

Customer Name	Sales Amount(USD)	Percentage
Jilin Guoji Industrial Trading Ltd	239,658.78	19.42%
Benxi Yige Animation Design Ltd	782,484.45	63.39%
Beijing Wanfang Xingxing Digital Tech	95,335.50	7.72%
	1,117,478.73	90.53%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

For this reason, when our fiscal year ended on June 30, 2009, we terminated all of our network engineering activities, and sold the related property and equipment.  The results of this business during the 2009 fiscal year are now classified on our statement of operations as “gain from operations of discontinued component.”

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

Results of Operations

During the six months ended December 31, 2009, animation design and development accounted for $1,894,469 of our revenues (79.6% of our total revenues) and generated $735,590 in operating income (76.6% of our operating income). Membership fees relating to our Trans World Financial Website accounted for the $244,162 in revenue and generated $188,966 in operating income, which was a significant reduction from the $657,622 in revenue and $580,057 in operating income that the Website produced in the six months ended December 31, 2008.  The remaining $239,659 in revenue was primarily attributable to the Great Wall Ice Tour, which yielded $34,618 in operating income, all in the second quarter.  In comparison, during the six months ended December 31, 2008, animation development, which we initiated in that period, accounted for 64% of our revenue from continuing operations and 65% of our income from continuing operations.  We expect that animation development will continue to provide the largest portion of our financial results, particularly as we are experiencing a decline in utilization of our financial information website.

Because our current operations are focused on service industries, we record a low cost of goods sold, compared to the cost of goods sold recorded by our now-discontinued network engineering business.  During the three months ended December 31, 2009, however, we completed some relatively low-profit animation projects, with the result that our operating income from animation development in that quarter was only 16% of animation revenues.  This brought overall gross margin for the quarter down to 44%, compared to 90% in the three months ended December 31, 2008, when our animation development revenues yielded 67% in operating income.  Our gross margin will vary from one period to another, depending on our success in pricing the animation contracts we perform.  In general, however, we expect our gross margin ratio to remain high.

On the other hand, the overhead required to maintain an animation development business is greater than that required by the network engineering business.  We currently have a staff of 129 employees dedicated to the animation development business, and their salaries are accounted for as general and administrative expense.  For that reason, our general and administrative expenses during the six months ended December 31, 2009 increased by 28%, from $285,657 in the first six months of fiscal year 2009 to $365,979 in the first six months of fiscal year 2010.  G&A expenses grew in the second quarter by 5%.

In April 2009 we determined that our cash assets exceeded our immediate needs.  Therefore we invested $2.1 million of our cash with an investment management company that contracted to provide us a 15% annual return.  Primarily as a result of this investment, we accrued interest income of $168,548 in the six months ended December 31, 2009.  In the six months ended December 31, 2008, when our cash was deposited in bank accounts only, our interest income was only $13,045.

Our revenue less expenses for the six months ended December 31, 2009 yielded a net income before taxes of $1,127,696, a decrease from the $1,764,458 net pre-tax income realized during the six months ended December 31, 2008. The decrease was primarily attributable to the 63% reduction in revenue from our Trans World Financial Website and to the poor margins that our animation business generated in the second quarter of this year.   After accruing income taxes at the national rate of 25%, we recorded net income of $828,164 ($.04 per share), a 37% decline from the first six months of our last fiscal year.  The second quarter, moreover, produced a 66% decline in net income, from $736,309 to $251,152.  We do not expect the decline to continue, since we expect our animation business to produce better revenue in coming months.  We will, however, need to build up animation revenues to replace our financial website revenues, if we are to surpass prior revenue levels.

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

At December 31, 2009, our working capital was $3,389,025, including $1,069,023 in cash.  Working capital was reduced by $1,558,368 during the first six months of fiscal 2010, primarily use of funds to purchase new technology for our animation department and to construct a school for training animations designers.  Our operations during the six months of 2009 produced $1,415,350 in cash.  Our operations were also cash-positive in each of the past two fiscal years - providing $819,226 in cash during the 2009 fiscal year and $2,030,233 in cash during the 2008 fiscal year.  For this reason, we believe that our cash resources are adequate to fund our operations for the foreseeable future.

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

At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $7,527,080, on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations and our anticipated growth for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of December 31, 2009 for the purposes described in this paragraph.

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

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: February 25, 2010	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Executive Officer