Form 10-Q
period 2010-03-31
China Digital Animation Development, Inc.
filed 2010-05-17
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2010

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___     No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No [X]

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

May 17, 2010
Common Voting Stock: 20,520,000

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010

PAGE

FINANCIAL STATEMENTS:	1

CONSOLIDATED BALANCE SHEETS	2-3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CHANGE INSTOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO FINANCIAL STATEMENTS	8 - 20

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010	June 30, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,181,877	$2,282,786
Accounts Receivable, net	1,122,989	1,388,599
Employee advances	3,689	2,234
Advanced to suppliers	-	1,443,440
Down payment for acquisition of company	1,250,000	-
Interest Receivable	137,531	54,786
Prepaid Expenses	16,667	84,202
Short Term Investment	2,200,500	2,191,457
Total Current Assets	6,913,253	5,256,047

Non-current Assets
Property, Plant & Equipment, net	5,735,095	3,929,257
Land use right and other intangible assets, net	2,865,140	1,106,870
Total Non-current Assets	8,600,235	5,036,127

Total Assets	$15,513,487	$10,292,174

" Continued on next page"
"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2010	June 30, 2009
	(Unaudited)
Current Liabilities:
Accounts Payable	$57,491	$29,219
Payroll payable	1,823	-
Tax Payable	254,026	214,471
Loan Payable-Related Party	106,000	5,000
Accrued expenses and other payable	82,054	64,964

Total Current Liabilities	501,394	313,654

Total Liabilities	501,394	313,654

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized 20,510,000 shares and 20,000,000 shares issued, and outstanding, respectively	20,510	20,000
Additional Paid in Capital	7,493,207	6,223,717
Accumulated other comprehensive income	1,814,695	1,761,978
Reserved Fund	705,738	341,524
Retained Earnings	4,977,943	3,822,758
Total Stockholders' Equity	15,012,093	12,169,977

Total Liabilities and Stockholders' Equity	$15,513,487	$12,483,631

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$1,679,143	$966,163	$4,057,433	$3,471,131

Cost of Goods Sold	437,675	142,025	1,356,440	455,160

Gross Profit	1,241,467	824,138	2,700,993	3,015,971

Operating Expenses:
Sales Expenses	68,357	54,588	202,731	209,301
General and Administrative Expenses	317,647	178,842	683,626	464,500

Total Operating Expenses	386,004	233,431	886,357	673,801

Income from Operations before Other Income and (expenses) - Continued	855,463	590,708	1,814,636	2,342,170
Other Income and (Expense):
Interest income	82,491	1,211	251,039	14,256
Gains from Disposal of Fixed Assets	-	-	(26)	-
Other expense	-	290	-	240
Total Other Income and (Expense)	82,491	1,501	251,013	14,496

Income Before Income Taxes	937,954	592,208	2,065,649	2,356,665

Provision For Income Taxes	246,718	154,458	546,250	612,364

Income After Provision for Income Taxes	691,236	437,750	1,519,399	1,744,301

Discontinued Operations
Profit from Operations of Discontinued Component	-	25,625	-	58,441
Income from Discontinued Operations		25,625		58,441

Net Income	691,236	463,375	1,519,399	1,802,742

Other Comprehensive Income
Foreign Currency Translation Adjustment	253	135,767	52,717	179,730
Net Comprehensive Income	691,489	599,142	1,572,116	1,982,472

Basic and diluted income per share	0.03	0.02	0.07	0.09

Weighted average common shares outstanding	20,510,000	20,000,000	20,510,000	20,000,000

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
	Common Stock par		Additional	Other					Total
	value $.0001		Paid in	Comprehensive	Retained	Reserved	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Fund	Income	Interest	Equity
Balance - June 30, 2008	20,000,000	$20,000	$6,223,717	$1,645,487	$1,600,427	$112,241		$64,259	$9,666,131

Comprehensive income
Net income for the twelve months					2,451,614		2,451,614		2,451,614
Reserved Fund					(229,283)	229,283			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				116,491			116,491		116,491
Decrease in Minority Interest								(64,259)	(64,259)
Comprehensive income							2,568,105

Balance - June 30, 2009	20,000,000	20,000	6,223,717	1,761,978	3,822,758	341,524		-	12,169,977

Additional shares issued	510,000	510	1,269,490						1,270,000.00
Comprehensive income
Net income for the nine months					1,519,399		1,519,399		1,519,399
Reserved Fund					(364,214)	364,214	-		-
Other comprehensive income, net of tax
Foreign currency translation adjustment				52,717			52,717		52,717
Decrease in Minority Interest								-	-
Comprehensive income							1,572,116

Balance - March 31, 2010	20,510,000	$20,510	$7,493,207	$1,814,695	$4,977,943	$705,738		$-	$15,012,093

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31, 2010	March 31, 2009
	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$1,519,399	$1,802,742
Adjustments To Reconcile Net Income To Net Cash
Depreciation and Amortization Expense	606,077	300,933
(Increase) or Decrease in Current Assets:
Accounts Receivable	265,610	57,347
Inventories	-	(312,942)
Prepaid Expenses	67,535	9,201
Advanced to Suppliers	1,443,440	291,125
Interest Receivable	(82,745)	-
Employee Advanced	(1,456)	141,916
Increase or (Decrease) in Current Liabilities:
Accounts Payable	28,271	4,428
Advanced from Customers	-	80,449
Taxes Payable	39,555	(394,655)
Payroll payable	1,823	(3,843)
Accrued Expenses and Other Payables	17,091	(59,878)

Net Cash Provided by Operating Activities	3,904,600	1,916,822

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(2,240,436)	(1,500,558)
Purchases of Intangible Assets	(1,907,100)	-
Investment-Long Term	(9,043)	-

Net Cash Used in Investing Activities	(4,156,579)	(1,500,558)

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009

Cash Flows From Financing Activities:	March 31, 2010	March 31, 2009
	(Unaudited)

Proceeds from Related Party Borrowing	101,000	-
Net Cash Used in Financing Activities	101,000	-

Effect of exchange rate changes on cash and cash equivalents	50,070	131,012

Increase (Decrease) in Cash and Cash Equivalents	(100,909)	547,277

Cash and Cash Equivalents -Beginning Balance	2,282,786	4,740,675

Cash and Cash Equivalents - Ending Balance	$2,181,877	$5,287,952

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	-	-

Income Taxes Paid	$515,968	$882,335

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

On January 30, 2009, Maui General Store, Inc. (the “Company”) changed its name to “China Digital Animation Development, Inc. (CHDA)” to reflect the reverse merger of Heilongjiang Hairong Science and Technology Development Co., Ltd. (“Hairong”) into the Company.

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

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2010, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets (continued)

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

Income taxes

Hairong accounted for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at March 31, 2010.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

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

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at March 31, 2010.

Reserve Fund

Before June 20, 2006, Hairong was required to transfer 15% of its profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. After June 30, 2006, such reserve is no longer mandatory under the Chinese Law. However, the board of the Company decided that as long as the Company is making profit, the Company will follow the old rule to make a reserve.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2009, the FASB issued ASC 270, “Interim Disclosures about Fair Value of Financial Instruments,” which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures bout the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. ASC 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 270 did not have a material effect on the Company’s disclosures.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

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

In April 2008, the FASB issued ASC 350-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-3, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-3 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after ecember 15, 2008. The adoption of ASC 350-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

3.  ACCOUNTS  RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of March 31, 2010 and June 30, 2009, the net accounts receivable were $1,122,989 and $1,388,599, respectively.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

4.  DOWN PAYMENT FOR ACQUISITION

On November 11, 2009 the Company entered into an agreement to acquire Chongqing Dinv Ares Filming Production Co., Ltd. (“Dinv Ares”) in exchange for one million shares of the Company’s common stock. The agreement requires partial payment pending satisfaction of the conditions to closing. On March 15, 2010, Company issued 500,000 shares of common stock as a down payment.  The down payment was recorded at the market value of the stock which was at $2.50 per share. As of March 31, 2010, the book value of the down payment was $1,250,000.

5.  ADVANCED TO SUPPLIERS

Hairong makes advance payments to certain suppliers which provide services to the company for animation design and development. The advances to suppliers were $0 and $1,443,440 as of March 31, 2010, and June 30, 2009, respectively.

6. SHORT TERM INVESTMENT

On April 24, 2009, the Company deposited $ 2,200,500 with an investment management company and signed a one year agreement for an annual interest rate of 15% on this deposit. The interest is payable semiannually. During the three and nine months ended March 31, 2010, the Company accrued interest in the amount of $ 82,491 and $247, 305, of which $137, 531 remained unpaid as of March 31, 2010.

7 .. PROPERTY, PLANT & EQUIPMENT, NET

Property, Plant & Equipment consisted of the following:

	March 31, 2010	June 30, 2009
Building and Improvement	$3,232,057	$1,785,983
Machinery & Equipment	-	831,180
Office Furniture & Equipment	1,417,991	612,105
Vehicles	353,552	352,099
Construction in progress	1,466,000	1,459,975
Total Property	6,469,600	4,210,162

Accumulated depreciation	(734,504)	(280,905)
Total Property, net	$5,735,095	$3,929,257

Depreciation expense for the three months ended March 31, 2010 was $270,308. Depreciation expense for the nine months ended March 31, 2010 was $452,795.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

8.  LAND USE RIGHT AND OTHER INTANGIBLES

The net book value of intangible assets as of March 31, 2010 and June 30, 2009 was comprised of the following:

	March 31, 2010	June 30, 2009

Cost of land use right and other intangibles	$3,016,570	$1,382,114
Less: accumulated amortization	(151,431)	(275,244)

Land use right and other intangibles, net	$2,865,140	$1,106,870

 Total amortization expense for the nine months ended March 31, 2010 was $153,281.

9.  INCOME TAXES

Effective on January 1, 2007 a new Chinese Tax Law was enacted. Hairong has been subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the nine months ended March 31, 2010 and fiscal year ended June 30, 2009 as follows:

PRC only:	March 31, 2010	June 30, 2009

Current	$546,250	$823,142
Deferred	-	-

Total	$546,250	$823,142

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

10. LOAN PAYABLE-RELATED PARTY

As of March 31, 2010, one of the major shareholders of the company lent the total amount of $106,000 to pay expenses incurred in the US office. This loan is interest free and payable on demand.

11 .. STOCKHOLDERS’ EQUITY

500,000,000 shares of common stock have been authorized for issuance. During the three and nine months ended March 31, 2010, 510,000 shares of common stock were issued. As of March 31, 2010, 20,510,000 shares are outstanding.

The Company implemented a 1-for-25 reverse split on January 30, 2009. Retroactive effect is being given to the reverse split in these financial statement. Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders’ equity section has been reduced accordingly.

12. SEGMENT INFORMATION

Segment revenue for the nine months ended March 31, 2010 and 2009 was as follows:

	March 31, 2010	March 31, 2009
Revenue:
Membership Fees	$244,162	$687,563
Animation Design and Development	3,104,331	2,544,254
Consulting Service & Others	-	239,314
Snow & Ice Show	708,939	-

Consolidated	4,057,432	3,471,131
Revenue for the nine months (discontinued)
IT Construction		1,584,239
Total	$4,057,432	$5,055,370

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

12. SEGMENT INFORMATION( continued)

Segment operating income for the nine months ended March 31, 2010 and 2009 was as follows:

Operating income for the nine months:
	March 31, 2010	March 31, 2009
Membership fees	$183,958	$602,764
Animation Design and Development	1,348,759	1,704,727
Snow & Ice Show	318,076	-
Consulting Service & Others	(32,825)	(34,678)
Consolidated	1,817,968	2,272,813
Operating income for the nine months (Discontinued)
IT Construction	-	58,441
Total	$1,817,968	$2,331,254

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

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

 The major customers that represented more than 5% of Accounts Receivable

Customer Name	Amount(USD)	Percentage
Benxi Yige Amination Design Ltd	528,854	47.10%
Shenzhen Global Digital Tech Co., Ltd	124,695	11.10%
Shanghai Amination Making Co., Ltd	220,050	19.60%
Beijing Wanfang Xingxing Digital Tech	249,390	22.20%
Total	1,122,989	100.00%

The major suppliers that represented more than 5% of Accounts Payable

Vendor Name	Amount(USD)	Percentage
Harbin Hengshui Road & Bridge Construction Ltd	29,340.00	51%
Total	29,340.00	51%

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

The major clients that represented more than 5% of the total sales

Customer Name	Sales Amount(USD)	Percentage
Benxi Yige Amination Design Ltd	1,393,080.00	34.31%
Shanghai Amination Making Co., Ltd	447,252.00	11.01%
Shenzhen Global Digital Tech Co., Ltd	407,659.20	10.04%
Harbin Shengwen Amination Co., Ltd	344,604.00	8.49%
Beijing Wanfang Xingxing Digital Tech	420,856.80	10.36%
Jilin Guoji Trading Co., Ltd	708,857.76	17.46%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Outline of Our Business

China Digital Animation Development Inc. (“China Digital”), through its operating company, Heilongjiang Hairong Science and Technology Development Co., Ltd., a joint stock company organized under the laws of The People’s Republic of China (“Hairong”), engages in the business of digital animation production, financial information services, and cultural productions in China.

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

For this reason, when our fiscal year ended on June 30, 2009, we terminated all of our network engineering activities, and sold the related property and equipment.  The results of this business during the 2009 fiscal year are now classified on our statement of operations as “income from discontinued operations.”

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

Results of Operations

Our revenue grew by 74% during the three months ended March 31, 2010, and by 17% during the nine months ended March 31, 2010.  The growth is primarily attributable to the expansion of our animation development business, although third quarter growth was also abetted by revenue from our cultural production department, which has brought the Great Wall Ice Tour into full production.

During the nine months ended March 31, 2010, animation design and development accounted for $3,104,331 of our revenues (77% of our total revenues) and generated $1,348,759 in operating income (74% of our operating income). Membership fees relating to our Trans World Financial Website accounted for the $244,162 in revenue and generated $183,958 in operating income, which was a significant reduction from the $687,563 in revenue and $602,764 in operating income that the Website produced in the nine months ended March 31, 2009.  The remaining $708,939 in revenue was primarily attributable to the Great Wall Ice Tour, which yielded $318,076 in operating income, primarily in the third quarter.

We expect that animation development will continue to provide the largest portion of our financial results, particularly as we are experiencing a decline in utilization of our financial information website.   Our animation development operations will be significantly expanded when we complete the acquisition of Chongqing Dinv Ares Filming Production Co., Ltd.  (“Dinv Ares”).  In March 2010 we deposited the purchase price - 500,000 shares of our common stock - with the owner of Dinv Ares, and we expect that we will be able to complete the acquisition of Dinv Ares during the quarter ending on June 30, 2010.  The acquisition will expand the range of our company’s service offerings and increase animation development revenue.

Because our current operations are focused on service industries, we record a low cost of goods sold, compared to the cost of goods sold recorded by our now-discontinued network engineering business.  During the three months ended December 31, 2009, however, we completed some relatively low-profit animation projects, with the result that our operating income from animation development in that quarter was only 16% of animation revenues.  We remedied that problem in the third quarter, which ended on March 31, 2010, as our animation development projects achieved margins more in line with traditional levels.  This brought overall gross margin for the third quarter up to 74%, which compared favorably with the 44% margin we achieved in the second quarter, although falling short of the 85% revenue we achieved in the three months ended March 31, 2009, when a significant portion of our revenue came from our financial information business, which tends to be very high margin.  Our gross margin will vary from one period to another, depending on our success in pricing the animation contracts we perform.  In general, however, we expect our gross margin ratio to remain high.

On the other hand, the overhead required to maintain an animation development business is greater than that required by the network engineering business.  We currently have a staff of 129 employees dedicated to the animation development business, and their salaries are accounted for as general and administrative expense.  For that reason, our general and administrative expenses during the nine months ended March 31, 2010 increased by 47%, from $464,500 in the first nine months of fiscal year 2009 to $683,626 in the first nine months of fiscal year 2010.  G&A expenses grew in the third quarter by 78%.

In April 2009 we determined that our cash assets exceeded our immediate needs.  Therefore we invested $2.1 million of our cash with an investment management company that contracted to provide us a 15% annual return.  Primarily as a result of this investment, we accrued interest income of $251,039 in the nine months ended March 31, 2010.  In the nine months ended March 31, 2010, when our cash was deposited in bank accounts only, our interest income was only $14,256.  In April 2010 the investment management company returned the principal of our investment.  Our interest income for future periods, therefore, will be lower than in the past 12 months.

Due primarily to the low margin contracts that we completed in the second quarter of the current year, our gross margin in the nine months ended March 31, 2009 (87%) substantially exceeded our gross margin in the nine months ended March 31, 2010 (67%).  As a result, our income before income taxes for the nine months ended March 31, 2010, $2,065,649, was 12% lower than the income before income taxes of $2,356,665 realized during the nine months ended March 31, 2009.  However, third quarter 2010 pre-tax income ($937,954) exceeded third quarter 2009 pre-tax income ($592,208) by 58%.  After accruing income taxes at the national rate of 25%, we recorded net income of $1,519,399 ($.07 per share) for the first nine months of fiscal 2010, a 13% decline from the first nine months of our last fiscal year.  We do not expect the decline to continue, however, since our animation business is already producing better and more profitable revenue.

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

At March 31, 2010, our working capital was $6,411,859, including $2,181,877 in cash.  Working capital increased by $1,469,466 during the first nine months of fiscal 2010.  Our issuance of 500,000 shares as a deposit against the purchase of Dinv Ares contributed to the increase, as did the profits from our operations.  On the other hand, during the current year we have used $4,147,536 in cash to purchase new technology for our animation department and to construct a school for training animation designers, reducing our working capital by those amounts.  In April 2010 we liquidated our short-term investment of $2,200,500, thereby adding to our cash assets.

Our operations during the first nine months of fiscal 2010 produced $3,904,600 in cash.  Cash flow from operations exceeded net income primarily because, during the nine months ended March 31, 2010, we utilized $1,443,440 in credits due to us as a result of prepayments to our suppliers in prior periods.  Our operations were also cash-positive in each of the past two fiscal years - providing $819,226 in cash during the 2009 fiscal year and $2,030,233 in cash during the 2008 fiscal year.  For this reason, we believe that our cash resources are adequate to fund our operations for the foreseeable future.

We expect to fund several significant capital improvements during the next twelve months:

•	a significant upgrade to our Website’s infrastructure, in order to facilitate a rapid expansion of the user base;
•	acquisition of additional specialized equipment for our Ice Tour;
•	additional animation equipment; and
•	completion of a dedicated education facility for the training center associated with our animation department.

At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $8,600,235, on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations and our anticipated growth for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2010 for the purposes described in this paragraph.

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

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: May 17, 2010	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Financial Officer