Form 10-K
period 2010-06-30
China Digital Animation Development, Inc.
filed 2010-09-28
CIK 928835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Small reporting company     X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2009 the aggregate market value of the common stock held by non-affiliates was $32,634,600, based upon the closing sale price on December 31, 2009 of $2.18 per share.

As of September 28, 2010, there were 20,020,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Digital Animation Development, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.               BUSINESS

The Entrusted Management Agreements

China Digital Animation Development, Inc. (the “Company,”) was a shell company for several years prior to 2008.  In November 2008 the Company acquired ownership of RDX Holdings Limited, an entity organized under the laws of the British Virgin Islands in May 2006.  Until June 2008 RDX Holdings had conducted no business activity.  On June 27, 2008, RDX Holdings entered into five agreements with Heilongjiang Hairong Science and Technology Development Co., Ltd., a corporation organized in the People’s Republic of China (“Hairong”), and with the equity owners in Hairong.  Collectively, the agreements provide RDX exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong.  The relationship is one that is generally identified as “entrusted management.”

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

▪
Option Agreement.  In this agreement the shareholders of Hairong grant to RDX Holdings an option to purchase their equity interests in Hairong, if permitted by the laws of the People’s Republic of China.  The purchase price will equal the registered capital of Hairong – i.e. 32,270,283 RMB (approximately $4,809,282).

▪	Proxy Agreement. In this agreement the shareholders of Hairong have given to RDX Holdings a proxy to vote their shares at any meeting of the shareholders of Hairong.

Heilongjiang Hairong Science and Technology Development Co., Ltd.

Hairong was organized in 1999.   From 1999 until 2006 Hairong was engaged exclusively in the business of developing and installing business networks and related software.  Since 2007, however, Hairong gradually transformed the nature of its business operations.  Although 27% of Hairong’s revenue during the year ended June 30, 2009 came from its network installation business, Hairong terminated that business at the end of the fiscal year.  Then during the year ended June 30, 2009 and into the year ended June 30, 2010 Hairong derived a significant portion of its revenue from the online delivery of financial information.  However during fiscal 2010 Hairong terminated that business as well.  Today, therefore, Hairong offers services in two distinct market segments:

▪
Animation.  Our animation technicians offers digital animation services to the movie, television and Internet industries, specializing in high end special effects, including 3-D animation.  We also offer non-media businesses animated products for advertising, branding and education purposes.

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

We supplement the skills of our design team by carefully developing “partner” relations with top quality animation design firms in China and abroad.  Within the past fiscal year Beijing Wanfang Xinxing Digital Animation, Inc. subcontracted the “Q Dog” and “Red Square” projects to us, in each of which we provided post-production editing and effects.  Currently we are producing the “Tritans” animation series in joint venture with Monstrous, a design studio located in Singapore.  These relationships permit us to leverage our skills to participate in larger scale productions, despite our relatively modest size.

The focus of our animation activities is high-end special effects for film, television and Internet productions, including online gaming.  To enter this field, we have invested over $5.3 million in equipment and software, including such advanced devices as a motion capture photoelectric device, a three dimensional scanner, a non-linear video editing system, and QUADRO FX core graphics workstations.  We expect growth to come, in particular, from our capacities in 3-D animation, and we intend to expand our present staff of 3-D experts.

During the year ended June 30, 2010 we realized $5.1 million in revenue from our animation activities.  Among the projects that we completed during that fiscal year were:

•	Post-production effects on “Mooh Brothers” and “I Have a Dream” for BenXiYiGe Animation Development Inc.

•	Production services on “Kitty Brocci” for Shenzhen Global Digital Technologies Inc.

•	Post production animation of “Fireman Sam” under contract from Harbin Shengwan Animation Production Inc.

•	Post production animation of “Q Dog” and “Red Square” for Beijing Wanfang Xinxing Technologies Digital Inc.

Currently we are developing 39 episodes of a fantasy series named “Tritans” in joint production with the Monstrous Studio of Singapore.  The shows, which will be distributed worldwide in three languages (Chinese, English, Malay) present stories involving environment heroes taking on various missions to protect the earth.  Hairong is responsible for developing the models, and producing the animated product.  Monstrous is responsible for developing the story boards and the music.

The demand for skilled animation technicians in China is intense.  To meet our needs, therefore, we opened a school for animation training at the beginning of 2009.  During that year, the staff of our Animation Development Department trained a student body of 42 in animation technology and the production of special effects.  Students paid from 6,000 to 15,000 Renminbi ($894 to $2235) for a course of instruction lasting 30 to 60 days.  Upon completion of the course, qualified students were invited to join our own studio.  During the past fiscal year, we closed the school to students so that we could complete its outfitting.  We expect to enroll a new group of students in the coming year.

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

▪
Film Production.    Our location in Harbin, the capital of Heilongjiang, gives us access to a well-developed film and teleplay industry, in which our own Animation Department is a major participant.  The availability of these extensive resources will enable us to undertake film production projects for national distribution.  Our first production, on which we have already undertaken marketing and editing, is a production for television distribution titled “The Intangible Cultural Heritage of China.”  We expect the show to go into distribution during the coming year.

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

The first major undertaking by our Cultural Development Department draws on the ancient tradition in Heilongjiang Province of elaborate ice sculpture.  The Great Wall Ice Tour is a monumental construction of snow and ice.  It was designed as an introduction to the art of ice sculpture, as well as to the culture of northeastern China.  Like a giant ice castle, the sculpture will boast a variety of entertainment options to attract a wide audience.  There is the detailed carving itself, which shows the variety of local design.  But in addition, there is an ice sliding board, ice labyrinth, and ice skating park to entertain the young.  And there is an ice bar, to refresh the adults.   To complete the visit, an ice cafeteria offers a full menu of frozen delights, from ice porridge to frozen persimmons.  The Ice Tour was exhibited in a public park in the City of Harbin from November 2009 to February 2010.

Employees

We currently have 255 employees.  They are associated with our several departments as shown below.

Administration	30
Animation Development	205
Cultural Development	20

ITEM 1A   RISK FACTORS

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

Within the past three years, Hairong’s business has been completely reformulated.  We first terminated our traditional line of business - network engineering and software design, then terminated the successor line of business - financial data services.  We are now focused on animation production and cultural project management.  Each of these new ventures carries with it the risks of the untested.  Until we have more extensive experience in each of these areas, the problems that may arise and frustrate our business plan are not readily apparent.  If these unforeseen problems become significant, the results could have a serious negative impact on our profitability.

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

We have also been provided 2,000 m2 of office space in the Harbin Cultural Development Area.  Our Animation Development Department occupies this space rent-free until 2010, through a program of the Heilongjiang Provincial Government.

In 2010 we completed development of our training center.  This educational facility provides our Animation Development Department 3700 m2 of classroom and training space.

We expect that our current facilities will be adequate for our operations for the forseeable future.

 ITEM 3.              LEGAL PROCEEDINGS

None.

ITEM 4.               RESERVED

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

	Bid
Quarter Ending	High	Low
September 30, 2008	$4.00	$1.25
December 31, 2008	$3.25	$.75
March 31, 2009	$3.00	$1.00
June 30, 2009	$3.00	$1.50

September 30, 2009	$4.95	$2.30
December 31, 2009	$4.40	$2.00
March 31, 2010	$2.95	$1.05
June 30, 2010	$2.95	$2.15

(b) Shareholders

On September 28, 2010 there were approximately 2,932 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2010.

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

(e)  Sale of Unregistered Securities

China Digital Animation did not effect any unregistered sales of equity securities during the quarter ended June 30, 2010.

 (f) Repurchase of Equity Securities

China Digital Animation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2010.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Fiscal year 2010, which ended on June 30, 2010, was a year of transformation in our business.  Although animation development provided 60% of our revenue in fiscal 2009, our original business of developing IT systems still produced 27% of our revenue in fiscal 2009, and our financial data services provided over 12% of our revenue.  When fiscal year 2010 began, however, we had already terminated our IT systems business, and not long afterwards we closed our financial data services business.  Animation development, therefore, provided 84% of our revenue in fiscal 2010, as revenue from animation development grew by 45%, from $3,589,051 to $5,133,890.  The remainder of our revenue came from our cultural production department, supplemented by some revenue earned early in the year by our financial data operations.  Overall, revenue increased by only 1% from fiscal 2009 to fiscal 2010.  But the transformation of China Digital Animation Development into an animation development company was completed.

 As revenue grew by 1%, so gross profit grew at the same rate.  Our gross margin rate in each year was 73%, a high rate of profitability that reflects the fact that all of our dominant operations in both fiscal 2009 and fiscal 2010 were service businesses, which have a low cost of goods sold but higher overhead than manufacturing businesses.  We expect that our gross margin rate will be relatively consistent in future periods, provided that our marketing personnel are successful in pricing our development contracts to our advantage.

After operating expenses rose sharply in fiscal 2009 as a result of the added expense of functioning as a U.S. reporting company, our operations became somewhat more efficient in 2010.  General and administrative expense fell by 14% from fiscal 2009 to fiscal 2010 and selling expense fell by 6%.  In both cases the improvements primarily reflected the efficiency of focusing on only two business segments.  In addition, our developing experience in the field of animation development leads to the efficiencies that tend to accompany experience.  Because of the reduction in operating expenses, our income from operations grew by 8%, despite the fact that revenue increased by only 1%.

The transformation of our business operations also resulted in additional income for the year ended June 30, 2009.  We realized a gain of $239,746 when we sold the building and equipment associated with our network engineering business - this is recorded on our Statements of Income as “Gains on Disposal of Fixed Assets.”  This was partially offset, however, by the loss of $104,005 that we incurred on the sale of the inventory we carried for the network engineering business, which is included in “Other Expense” on our Statements of Income.  On the other hand, during the year we also sold our management consulting subsidiary, Fortune Global Investment Advisory Co., Ltd. (“FGIA”).  FGIA had been contributed to Hairong by Fu Qiang, our Chairman, and was carried on our books at zero basis.  For that reason, we recorded the entire sales price - $219,036 - as a “Gain from Investment.”  In fiscal 2010, our only significant non-operating income or expense was the $275,006 gain that we realized from our investment of funds in an investment fund.  We liquidated the investment in April 2010.

Our revenue less expenses for year ended June 30, 2010 yielded a net income before taxes of $3,360,001, only $85,244 more than in fiscal 2009.  After accounting for China’s 25% tax on corporate income, we realized net income of $2,461,339 in the year ended June 30, 2010, a negligible improvement over the $2,451,614 that we earned in the year ended June 30, 2009.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended June 30, 2010, the unrealized gain on foreign currency translations added $111,955 to our accumulated other comprehensive income.

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

This program of internal financing has left us with a balance sheet that, at June 30, 2010, included no debt, either short-term or long-term, other than a $286,000 loan payable to one of our shareholders.  It also left us with working capital of $6,697,641 at June 30, 2010, an improvement of $1,750,248 during the year.  Included in our working capital at June 30, 2010 was $6,219,438 in cash.  Since our operations have been cash positive in each of the past three fiscal years - providing $5,277,646 in cash during the 2010 fiscal year, $819,226 in cash during the 2009 fiscal year, and $2,030,233 in cash during the 2008 fiscal year - we believe that our cash resources are adequate to fund our operations for the forseeable future.

We expect to fund additional upgrades to our film and animation production facilities during the next twelve months.  We expect the overall cost of these capital improvements to be approximately 27 million RMB (approximately $4 million).  At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $8,331,630 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2010, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  These was the determination, explained in Note 3 to the Consolidated Financial Statements, to record no bad debt reserve as of June 30, 2010.  This determination was based on application of our standard evaluation of accounts receivable, which resulted in a high level of confidence regarding the collectability of our receivables.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of June 30, 2010 and 2009.

F-4	Consolidated Statements of Income for the Fiscal Years Ended June 30, 2010 and 2009.

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2010 and 2009.

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2010 and 2009.

F-8 to F-18	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Digital Animation Development, Inc.

We have audited the accompanying consolidated balance sheets of China Digital Animation Development, Inc .and its subsidiaries  as of June 30, 2010 and 2009 and the related consolidated statements of income, consolidated stockholders’ equity and consolidated comprehensive income, and consolidated cash flows for each of the years ended. China Digital Animation Development, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Animation Development, Inc and its subsidiaries as of June 30, 2010 and 2009, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year periods ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ P.C.LIU, CPA, P.C.
Flushing, NY

September 20, 2010

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2010 AND, 2009

	JUNE 30,
ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$6,219,438	$2,282,786
Accounts receivable, net	976,304	1,388,599
Employee advances	3,616	2,234
Advanced to suppliers	-	1,443,440
Interest receivable	-	54,786
Prepaid expenses	-	84,202
Total Current Assets	7,199,358	5,256,047

Non-current Assets
Property, plant & equipment, net	5,575,027	3,929,257
Land use right and other intangible assets, net	2,756,604	1,106,870
Long term investment	-	2,191,457
Total Non-current Assets	8,331,630	7,227,584
Total Assets	$15,530,988	$12,483,631

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2010 AND, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY
	JUNE 30,
	2010	2009
Current Liabilities:
Accounts payable	$34,338	$29,219
Payroll payable	6,648	-
Tax payable	410,339	214,471
Accrued expenses and other payable	50,391	64,964

Total Current Liabilities	501,717	308,654

Long-Term Liabilities:
Loan payable	286,000	5,000
Total Long-Term Liabilities	286,000	5,000

Total Liabilities	787,717	313,654

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized 20,020,000 shares issued and outstanding	20,020	20,020
Additional Paid in Capital	6,223,697	6,223,697
Accumulated other comprehensive income	1,873,933	1,761,978
Reserved Fund	705,738	341,524
Retained Earnings	5,919,884	3,822,758
Total Stockholders' Equity	14,743,271	12,169,977

Total Liabilities and Stockholders' Equity	$15,530,988	$12,483,631

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2010 AND, 2009

	JUNE 30,
	2010	2009

Revenues	$6,087,486	$6,014,045

Cost of Goods Sold	1,657,885	1,638,764

Gross Profit	4,429,601	4,375,281

Operating Expenses:
Sales Expenses	322,859	342,488
General and Administrative Expenses	1,021,721	1,186,617

Total Operating Expenses	1,344,581	1,529,106

Income from Operations before other Income and (expenses)	3,085,020	2,846,175

Other Income and (Expense):
Interest income	-	73,516
Gains from Disposal of Fixed Assets	-	239,745
Gain from Investment	275,006	219,036
Other expense	(26)	(103,715)
Total Other Income and (Expense)	274,980	428,581

Income Before Income Taxes	3,360,001	3,274,757

Provision For Income Taxes	898,662	823,142

Net Income	2,461,339	2,451,614

Other Comprehensive Items:
Unrealized Gain on Foreign Currency Translation	111,955	116,491
Net Comprehensive Income	$2,573,294	$2,568,105

Earnings Per Common Share-Basic and Diluted	$0.13	$0.13

Weighted Average Common Share - Basic and Diluted	20,020,000	20,002,000

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other					Total
	Common Stock par value $.0001		Paid in	Comprehensive	Retained	Reserved	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Fund	Income	Interest	Equity
Balance - June 30, 2008	20,020,000	$20,020	$6,223,697	$1,645,487	$1,600,427	$112,241		$64,259	$9,666,131

Comprehensive income
Net income for the twelve months					2,451,614		2,451,614		2,451,614
Reserved Fund					(229,283)	229,283			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				116,491			116,491		116,491
Decrease in Minority Interest								(64,259)	(64,259)
Comprehensive income							2,568,105

Balance - June 30, 2009	20,020,000	20,020	6,223,697	1,761,978	3,822,758	341,524		0	12,169,977

Comprehensive income
Net income for the twelve months					2,461,339		2,461,339		2,461,339
Reserved Fund					(364,214)	364,214			-
Other comprehensive income, net of tax
Foreign currency translation adjustment				111,955			111,955		111,955
Decrease in Minority Interest
Comprehensive income							2,573,294

Balance - June 30, 2010	20,020,000	$20,020	$6,223,697	$1,873,933	$5,919,883	$705,738		$-	$14,743,271

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED JUNE 30, 2010 AND, 2009

	JUNE 30,
Cash Flows From Operating Activities:	2010	2009

Net Income	$2,461,339	$2,451,614
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation and Amortization Expense	629,904	424,664
Gains from Disposal of Fixed Assets		(239,745)
(Increase) or Decrease in Current Assets:
Accounts Receivable	412,294	(572,666)
Inventories	-	77,028
Prepaid Expenses	84,202	(67,321)
Advanced to Suppliers	1,443,440	(762,918)
Interest Receivable	54,786	(54,786)
Employee Advanced	(1,382)	234,716
Increase or (Decrease) in Current Liabilities:
Accounts Payable	5,119	(59,061)
Advanced from customers	-	(27,606)
Taxes Payable	195,868	(271,022)
Payroll payable	6,648	(9,254)
Accrued Expenses and Other Payables	(14,572)	(304,418)

Net Cash Provided by Operating Activities	5,277,646	819,226

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(2,251,235)	(2,419,341)
Proceeds from Sale of Fixed Assets	-	1,969,390
Purchases of Intangible Assets	(1,635,415)	(757,198)
Investment-Long Term	2,191,457	(2,191,457)

Net Cash Used in Investing Activities	(1,695,193)	(3,398,606)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED JUNE 30, 2010 AND, 2009

	JUNE 30,
Cash Flows From Financing Activities:	2010	2009

Proceeds from Borrowing	281,000	5,000

Net Cash Used in Financing Activities	281,000	5,000

Effect of exchange rate changes on cash and cash equivalents	73,198	116,491

Increase (Decrease) in Cash and Cash Equivalents	3,936,652	(2,457,889)

Cash and Cash Equivalents -Beginning Balance	2,282,786	4,740,675

Cash and Cash Equivalents - Ending Balance	$6,219,438	$2,282,786

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	-	-

Income Taxes Paid	$801,955	$1,394,046

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

1.  ORGANIZATION AND BASIS OF PRESENTATION

On January 30, 2009, Maui General Store, Inc. (the “Company”) changed its name to “China Digital Animation Development, Inc. (“CHDA”) to reflect the reverse merger of Heilongjiang Hairong Science and Technology Development Co., Ltd. (“Hairong”) into the Company.

On November 12, 2008 the Company acquired the outstanding capital stock of RDX Holdings Limited ("RDX"), a corporation organized under the laws of the British Virgin Islands. The acquisition was effected by a share exchange between Fu Qiang and Su Jianping, the shareholders of RDX, and the Company (the "Share Exchange"). In exchange for the capital stock of RDX, the Company issued 14,400,000 shares of its common stock to the Messrs. Fu and Su; the issued shares represented 72% of the outstanding shares of the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2010, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

Advances to suppliers

Hairong made advance payments to certain suppliers which provide services to the company for animation design and making. The advances to suppliers were $0 and $1,443,440 as of June 30, 2010 and 2009.

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. The useful life is 20 years.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes
Hairong accounted for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2010 and 2009.

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

JUNE 30, 2010 & JUNE 30, 2009

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

Statement of cash flows

In accordance with Accounting Standards Codification, ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies.
As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (Loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at June 30, 2010.

Reserve Fund

Before June 20, 2006, Hairong was required to transfer 15% of its profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. After June 30, 2006, such reserve is no longer mandatory under the Chinese Law but the company still makes payments to the reserve fund for its future development.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASC 810, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted ASC 810 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements (continued)

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued ASC 855 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial condition, result of operations or cash flows.

 3.     ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of June 30, 2010 and 2009, the net accounts receivable were $976,304 and $1,388,599, respectively. The bad debt reserve for the fiscal year 2010 and 2009 is $0 and $15,464.

4.     ADVANCED TO SUPPLIERS

Hairong makes advance payments to certain suppliers which provide services to the company for animation design and development. The advances to suppliers were $0 and $1,443,440 as of June 30, 2010 and June 30, 2009, respectively.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

5.   PROPERTY AND EQUIPMENT, NET

Property, Plant & Equipment consisted of the following:

	June 30, 2010	June 30, 2009
Building and Improvement	$3,250,495	$1,785,983
Office Furniture & Equipment	1,423,794	612,105
Vehicles	349,775	352,099
Construction in progress	1,471,996	1,459,975
Total Property	6,496,060	4,210,162

Accumulated depreciation	(921,033)	(280,905)
Total Property, net	$5,575,027	$3,929,257

Depreciation expense for the years ended June 30, 2010 and 2009 was $635,087 and $443,698 respectively.

6.  INTANGIBLE ASSETS AND LAND USE RIGHT

The changes in intangible assets for fiscal 2010 and the net book value of intangible assets at June 30, 2010 and 2009 were as follows:

	June 30, 2010	June 30, 2009
Cost of intangible assets and land use right	$3,028,908	$1,382,114
Less: accumulated amortization	(272,304)	(275,244)

Intangible assets and land use right, net	$2,756,604	$1,106,870

Total amortization expense related to intangible assets was ($5,183) and ($19,034) in fiscal 2010 and 2009, respectively.  The negative amortization expense during the 2010 and 2009 fiscal year was due to the disposal of the intangible asset and write off of the accumulated amortization.

7.     LONG TERM INVESTMENT

On April 24, 2009, the Company deposited $ 2,191,457 with an investment management company and signed an agreement for a rate of 15% annual interest on this deposit. The interest is payable semiannually and the interest income is $275,006 and $ 54,786 for the fiscal year 2010 and 2009 respectively.

The agreement expired on April 24, 2010, and the Company withdrew its total investment of $2,191,457.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

8.  TAX PAYABLE

Tax payable consisted of business tax, income tax and other miscellaneous taxes. For the years ended   June 30, 2010 and 2009, the total tax payable was $410,339 and $ 214,471, respectively.

9.   ACCRUED EXPENSES AND OTHER PAYABLE

The accrued expenses mainly was auditing fee for both years June 30, 2010 and 2009 with other miscellaneous payables in the amount of $50,391 and $64, 964, respectively.

10. LOAN FROM SHAREHOLDER-Related Party transaction

A major shareholder loaned the Company $286, 000 in fiscal year 2010 and $5,000 in fiscal year 2009. This loan does not bear interest and is payable on demand.

11.  INCOME TAXES

After January 1, 2008, a new Chinese Tax Law was enacted. The Company’s subsidiary, Hairong, has been subject to income tax at effective rate of 25 % on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the 12 months ended June 30, 2010 and 2009 as follows:

PRC only:	June 30, 2010	June 30, 2009

Current	$898,662	$823,142
Deferred	-	-

Total	$898,662	$823,142

12. STOCKHOLDERS’ EQUITY

As of June 30, 2010, 500,000,000 shares have been authorized and 20,020,000 shares are outstanding.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

13.   SEGMENT INFORMATION

Segment revenue and operating income was as follows:
	June 30, 2010	June 30, 2009
Revenue:
Internet Design and Development	$-	$25,934
IT Construction	-	1,598,032
Membership Fees	244,593	751,965
Animation Design and Development	5,133,890	3,589,051
Ice Culture Show	709,003	-
Other	-	49,064
Consolidated	$6,087,486	$6,014,045

	June 30, 2010	June 30, 2009
Operating Income:
Internet Design and Development	$-	$12,273
IT Construction	-	756,276
Membership Fees	172,598	355,871
Animation Design and Development	2,062,665	1,698,536
Ice Culture Show	309,757	-
Other	-	23,220
Consolidated	$3,085,020	$2,846,175

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

14. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

The major customers which represented more than 5% of Accounts Receivable as follows:

	2010		2009
Customer Name	Amount	%	Amount	%
Jiangyin Deyang Biotechnology Development Co., Ltd	65,254	6.68%	-	0.00%
Heilongjiang Flood & Drought Control Centre	-	0.00%	131,487	9.36%
Beijing Wanfang Xingxing Digital Technology Co., Ltd,	-	0.00%	721,716	51.40%
Harbin Shengwen Animation Co., Ltd	162,030	16.60%	-	0.00%
Benxi Yige Animation Co., Ltd	270,296	27.69%	-	0.00%
Shenzhen Global Digital Technology Co., Ltd	250,410	25.65%	-	0.00%
Shanghai Animation Production Co, Ltd	228,315	23.39%	-	0.00%

The major clients who represented 5% and more of the total sales for the year end June 30, 2010 and 2009 are as follows:

	2010		2009
Customer Name	Amount	%	Amount	%
Benxi Yige Animation Co., Ltd	1,393,650	22.89%	-	0.00%
Guoji Trading Co., Ltd	709,148	11.65%	-	0.00%
Harbin Shengwen Animation Co., Ltd	645,480	10.60%	-	0.00%
Shanghai Animation Production Co., Ltd	1,129,590	18.55%	-	0.00%
Shenzhen Global Digital Co., Ltd	1,321,767	21.71%	-	0.00%
Beijing Wanfangxingxing Co., Ltd	421,029	6.91%	2,983,270	49.61%

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 & JUNE 30, 2009

16.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

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

(c)            Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2010.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Fu Qiang	Chairman, Chief Executive Officer, Director	34	2008
Sheng Zhai	Director, President	30	2010
Andrew Mininger	Director	44	2010
John McFadden	Director	66	2010
Shaoqiu Xia	Director	64	2010
Hu Yumei	Chief Financial Officer	42	--
Huo Hong	Vice President - Operations	37	--

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

Sheng Zhai.  Since 2007 Mr. Zhai has been employed as General Manager of Heilongjiang Hairong Science & Technology Development Co., Ltd. which is the operating subsidiary of China Digital Animation Development, Inc.  From 2002 to 2007 Mr. Zhai was employed as Sales Director of BSI China, the China Branch of the British Standards Institute.  In 2002 Mr. Zhai was awarded a Bachelor’s Degree with a concentration in enterprise management by the Central University of Finance and Economics.  In 2004 he received a master’s degree in finance from the same institution.

Andrew Mininger. Mr. Mininger brings to the board his expertise in the operation and marketing of an animation design business.  Mr. Mininger has been employed since 2005 as Chief Executive Officer of The Madison Park Company, a full service marketing firm focused on the technology, media, consumer goods and health/wellness sectors.  Since 2007 Mr. Mininger has also been employed as Chief Executive Officer of Mada Design, a New York based graphic design firm with packaging, publishing, illustration, 2D animation and licensing expertise.  In 1988 Mr. Mininger was awarded a B.A. degree with a concentration in organizational communications by Cedarville University.  He earned an Executive Education Certificate from the University of Pennsylvania Wharton School in 1999.

John J. McFadden.   Mr. McFadden contributes to the Board his 40 years of experience in public and corporate finance as well as his insights into corporate management.  Mr. McFadden has been self-employed since 1999 as a consultant, providing consultation to his clients regarding both investment banking and energy matters.  From 1996 until 1998 Mr. McFadden was employed as the Senior Managing Director of Cambridge Holding and Cambridge Partners, LLC, a private investment company.  From 1968 until 1996 Mr. McFadden was employed by The First Boston Corporation with a variety of responsibilities in corporate finance and public finance, including service as Vice President and Treasurer.  In 1967 Mr. McFadden was awarded a B.A. degree by St. Bonaventure University.  Mr. McFadden serves as a member of the board and Chairman of the Audit Committee for Advanced Battery Technologies, Inc. (NASDAQ:  ABAT).

Shaoqiu Xia.  Since 1993 Mr. Xia has been employed as Deputy Secretary in the Government of the City of Harbin, China.  During the eight years immediately preceding his entry into government service, Mr. Xia was employed as President of Harbin Electrical and Mechanical Production Company.  Mr. Xia contributes to the Board his familiarity with business practices in China, in particular government regulation of business practices in China, as well as his familiarity with electronic manufacturing processes.  Mr. Xia currently also serves as a member of the Board of Directors of Advanced Battery Technologies, Inc. (NASDAQ:  ABAT).  Mr. Xia was awarded a Bachelors Degree in Science in 1967 by the Shenyang Industrial University.

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

Audit Committee; Compensation Committee; Nominating Committee

We have certain standing committees of the Board, each of which is described below.

The Audit Committee consists of John J. McFadden, Andrew Mininger and Shaoqiu Xia.  Mr. McFadden serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee was only recently constituted and did not meet during fiscal 2010.

The Board of Directors has determined that John J. McFadden, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of John J. McFadden, Andrew Mininger and Shaoqiu Xia.  Mr. Xia serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee was only recently constituted and did not meet during fiscal 2010.

The Nominating and Corporate Governance Committee consists of John J. McFadden, Andrew Mininger and Shaoqiu Xia.  Mr. McFadden serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee was only recently constituted and did not meet during fiscal 2010.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders. Any shareholder who intends to present a director nomination proposal for consideration at the 2011 Annual Meeting of shareholders and intends to have that proposal included in the proxy statement and related materials for the 2011 Annual Meeting, must deliver a written copy of the proposal to our Company’s principal executive offices no later than the deadline, and in accordance with the notice procedures specified in the applicable requirements of SEC Rule 14a-8.

If a shareholder does not comply with the Rule 14a-8 procedures, the Company would not be required to include the nomination proposal as a proposal in the proxy statement and proxy card mailed to shareholders.  For a shareholder’s nominee to be considered for nomination as a Director, the shareholder should give timely notice of their nomination in writing to the Secretary of our Company.  To be timely, written suggestions for candidates, accompanied by a written consent of the proposed candidate to serve as a director if nominated and elected, a description of his or her qualifications and other relevant biographical information, should be delivered for consideration by the Nominating and Corporate Governance Committee prior to the next Annual Meeting to the Secretary of the Company, 15 West 39th Street, Suite 14B, New York, NY 10018 not less the 10th day following the day on which public announcement of the date of such meeting is first made.  The Nominating and Corporate Governance Committee may request that the shareholder submitting the proposed nominee furnish additional information to determine the eligibility and qualifications of such candidate.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers.  A copy of the Code of Ethics was filed as exhibit 14 to the Current Report on Form 8-K filed on May 4, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2010, except that Messrs. Zhai, Mininger, McFaddden and Xia failed to file a Form 3.

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of China Digital Animation to Fu Qiang, the Company’s Chief Executive Officer, and to Hu Yumei, its Chief Financial Officer, for services rendered in all capacities to the Company during the years ended June 30, 2010, 2009 and 2008.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Fu Qiang	2010	$8,772	--	--	--	(1)
	2009	$8,772	--	--	--	(1)
	2008	$8,772	--	--	--	(1)

Hu Yumei	2010	$6,100	--	--	--	--
	2009	$5,263	--	--	--	--
	2008	$4,386
______________________________
(1)	Hairong has permitted Fu Qiang to use for personal business an automobile purchased by Hairong for $168,621.

Employment Agreements

All of our officers and directors serve on an at-will basis.

Compensation of Directors

China Digital entered into a Service Agreement with Andrew Mininger.  The agreement provides that during his tenure on the Board, the Company will pay Mr. Mininger $3,000 per month plus $1,000 per meeting ($4,000 if in China), and issue him 10,000 shares of common stock per year.

China Digital entered into a Service Agreement with John McFadden.  The agreement provides that during his tenure on the Board, the Company will pay Mr. McFadden $2,000 per month plus $1,000 per meeting, and issue him 10,000 shares of common stock per year.

China Digital entered into a Service Agreement with Shaoqiu Xia.  The agreement provides that during his tenure on the Board, the Company will pay Mr. Xia 10,000 RMB per year and issue him 10,000 shares of common stock per year.

The following table summarizes the total compensation earned by all non-employee Directors during the year ended June 30, 2010:

Director Summary Compensation for Fiscal 2010
Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)(1)	Total ($)
Andrew Mininger	$12,000	$20,000	$32,000
John McFadden	$6,000	$29,810	$35,810
Shaoqiu Xia	--	--	--

(1) Represents the market value on date of grant of common stock issued to the director

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended June 30, 2010 and those options held by him and her on June 30, 2010.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%
Fu Qiang	--	--	--	--	--	--
Hu Yumei	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2010 and held by them unvested at June 30, 2010.

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

There are 20,020,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner(2)	Percentage of Class
Fu Qiang	5,000,000	25.0%
Shang Zhai	500,000	2.5%
Andrew Mininger	10,000	0.1%
John McFadden	10,000	0.1%
Shaoqiu Xia	10,000	0.1%
All officers and directors as a group (7 persons)	5,530,000	27.6%
Fu Zhiguo(1)	1,300,000	6.5%
________________________________
(1)	The address for Fu Zhiguo is 15 West 39th Street, Suite 14A, New York, NY 10018.
(2)	All shares are owned both of record and beneficially.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of the officers or directors of China Digital Animation has engaged in any transaction with China Digital Animation or its subsidiaries during the past two fiscal years or the current fiscal year that had a transaction value in excess of $120,000.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden, Shaoqiu Xia, and Andrew Mininger.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

P.C. Liu, CPA P.C. has been the independent accountant for Hairong since 2007.  In November 2008, when China Digital Animation acquired Hairong, P.C. Liu, CPA P.C. became the independent accountant for China Digital Animation.

Audit Fees

P.C. Liu, CPA P.C. billed $45,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2010.  P.C. Liu, CPA P.C. billed $45,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2009.

Audit-Related Fees

P.C. Liu, CPA P.C. billed $0 to the Company during 2010 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.  P.C. Liu, CPA P.C. billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

P.C. Liu, CPA P.C. billed $0 to the Company during fiscal 2010 and fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

P.C. Liu, CPA P.C. billed $0 to the Company in fiscal 2010 and fiscal 2009 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by P.C. Liu, CPA P.C.

Subcontracted Services

The hours expended on P.C. Liu, CPA P.C.’s engagement to audit the Company’s financial statements for the year ended June 30, 2010 that were attributed to work performed by persons other than full-time permanent employees of P.C. Liu, CPA P.C. was not greater than 50% of the total hours expended.

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

14.	Employee Code of Business Conduct and Ethics - filed as an exhibit to the Current Report on Form 8-K filed on May 4, 2010 and incorporated herein by reference.

21	Subsidiaries – RDX Holdings Limited , British Virgin Islands corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications
_____________________________________
(1)	Filed as an Exhibit to the Current Report on Form 8-K dated November 12, 2008 and filed on November 12, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

Date: September 28, 2010	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Fu Qiang	September 28, 2010
Fu Qiang
Director, Chief Executive Officer

/s/ Hu Yumei	September 28, 2010
Hu Yumei
Chief Financial and Accounting Officer

/s/ Sheng Zhai	September 28, 2010
Sheng Zhai, Director

/s/ Andrew Mininger	September 28, 2010
Andrew Mininger, Director

John McFadden	September 28, 2010
John McFadden, Director

/s/ Shaoqiu Xia	September 28, 2010
Shaoqiu Xia, Director