Form 10-Q
period 2010-09-30
China Digital Animation Development, Inc.
filed 2010-11-22
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2010

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

November 22, 2010
Common Voting Stock: 20,020,000

PAGE

FINANCIAL STATEMENTS:	1

CONSOLIDATED BALANCE SHEETS	2 - 3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5 - 6

NOTES TO FINANCIAL STATEMENTS	7 - 20

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010 AND YEAR ENDED  JUNE 30, 2010

	SEPTEMBER 30,	JUNE 30,
ASSETS	2010
	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,550,458	$6,219,438
Accounts Receivable, net	738,021	976,304
Employee advances	7,302	3,616
Total Current Assets	8,295,781	7,199,358

Non-current Assets
Property, Plant & Equipment, net	5,430,410	5,575,027
Land use right and other intangible assets, net	2,706,786	2,756,604
Total Non-current Assets	8,137,196	8,331,630

Total Assets	$16,432,977	$15,530,988

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE PERIOD ENDED SEPTEMBER 30, 2010 AND YEAR ENDED  JUNE 30, 2010

	SEPTEMBER 30,	JUNE 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2010
	(Unaudited)
Current Liabilities:
Accounts Payable	$40,779	$34,338
Payroll payable	6,725	6,648
Tax Payable	276,207	410,339
Accrued expenses and other payable	61,756	50,391

Total Current Liabilities	385,468	501,717

Long-Term Liabilities:
Loan Payable	286,000	286,000
Total Long-Term Liabilities	286,000	286,000

Total Liabilities	671,468	787,717

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized
20,020,000 shares issued and outstanding	20,020	20,020
Additional Paid in Capital	6,223,697	6,223,697
Accumulated other comprehensive income	2,128,409	1,873,933
Reserved Fund	705,738	705,738
Retained Earnings	6,683,645	5,919,883
Total Stockholders' Equity	15,761,508	14,743,271

Total Liabilities and Stockholders' Equity	$16,432,976	$15,530,988

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Revenues	$1,805,859	$1,143,915

Cost of Goods Sold	236,653	221,352

Gross Profit	1,569,206	922,564

Operating Expenses:
Sales Expenses	101,757	64,631
General and Administrative Expenses	429,531	169,612

Total Operating Expenses	531,288	234,243

Income from Operations before other Income and (expenses)	1,037,918	688,321
Other Income and (Expense):
Interest income	2,015	84,595
Gains from Disposal of Fixed Assets	-	(26)
Total Other Income and (Expense)	2,015	84,570

Income Before Income Taxes	1,039,932	772,890

Provision For Income Taxes	276,171	195,879

Income After Provision for Income Taxes	763,762	577,011

Other Comprehensvie Income;
Unrealized Gain (loss) on Foreign Currency Translation	254,476	13,067
Net Comprehensive Income	$1,018,238	$590,078

Earnings Per Common Share-Basic and Diluted	0.05	0.03

Weighted Average Common Share - Basic and Diluted	20,020,000	20,020,000

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended
	SEPTEMBER 30,
Cash Flows From Operating Activities:	2010	2009

Net Income	$763,762	$577,011
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	326,214	93,614
Gains from Disposal of Fixed Assets	-	(26)
(Increase) or Decrease in Current Assets:
Accounts Receivable	238,283	297,410
Prepaid Expenses	-	4,348
Advanced to Suppliers	-	188,614
Interest Receivable	-	(82,323)
Employee Advanced	(3,686)	11
Increase or (Decrease) in Current Liabilities:
Accounts Payable	6,441	41,319
Taxes Payable	(134,132)	(14,790)
Payroll payable	77	-
Accrued Expenses and Other Payables	11,365	(8,734)

Net Cash Provided by Operating Activities	1,208,323	1,096,455

Cash Flows From Investing Activities:

Purchases of Property and Equipment	-	(775,032)

Net Cash Used in Investing Activities	-	(775,032)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended
	SEPTEMBER 30,
Cash Flows From Financing Activities:	2010	2009

Proceeds from Borrowing	-	26,000

Net Cash Used in Financing Activities	-	26,000

Effect of exchange rate changes on cash and cash equivalents	122,697	5,600

Increase (Decrease) in Cash and Cash Equivalents	1,331,020	353,023

Cash and Cash Equivalents -Beginning Balance	6,219,438	2,282,786

Cash and Cash Equivalents - Ending Balance	$7,550,458	$2,635,808

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Income Taxes Paid	$415,224	$215,748

"The accompanying notes are an integral part of these financial statements"

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statement has been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2010, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Hairong accounted for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at September 30, 2010 and June 30, 2010.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

September 30, 2010
Balance sheet	RMB 6.6800 to US $1.00
Statement of income and other comprehensive income	RMB 6.7613 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

Statement of cash flows

 FASB issued ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at September 30, 2010.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reserve Fund

Before June 20, 2006, Hairong was required to transfer 15% of its profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. After June 30, 2006, such reserve is no longer mandatory under the Chinese Law but the Company still makes reserve fund contributions for its future development.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of its ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.

In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements.

In August 2009, the FASB issued an Accounting Standards Update ("ASU") regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU.  The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued ASC 810, "Amendments to FASB Interpretation No. 46(R)," which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of ASC 810 will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial condition, result of operations or cash flows.

In April 2009, the FASB issued ASC 270, "Interim Disclosures about Fair Value of Financial Instruments," which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. ASC 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 270 did not have a material effect on the Company's disclosures.

3.  ACCOUNTS RECEIVABLE

 Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of September 30, 2010 and June 30, 2010, the net accounts receivable were $738,021 and $976,304, respectively.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

4.  PROPERTY AND EQUIPMENT, NET

Property, Plant & Equipment consisted of the following:

	September 30, 2010	June 30, 2010
Building and Improvement	$3,313,456	$3,250,495
Office Furniture & Equipment	1,456,992	1,423,794
Vehicles	355,474	349,775
Construction in progress	1,495,980	1,471,996
Total Property	6,621,902	6,496,060
Accumulated depreciation	-1,191,492	-921,033
Total Property, net	$5,430,410	$5,575,027

 Depreciation expense for the three months ended September 30, 2010 was $235,452.

5.  INTANGIBLE ASSETS AND LAND USE RIGHT

The changes in intangible assets and the net book value of intangible assets at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
Cost of intangible assets and land use right	$3,078,259	$3,028,908
Less: accumulated amortization	-371,473	-272,304
Intangible assets and land use right, net	$2,706,786	$2,756,604

Total amortization expense related to intangible assets was $94,732 for the three month ended September 30, 2010.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

6.  INCOME TAXES

Since January 1, 2008, when a new Chinese Tax Law was enacted, Hairong has been subject to income tax at effective rate of 25 % on income reported in the statutory financial statements after appropriate tax adjustments.

 The Company’s provisions for income taxes for the 3 months ended September 30, 2010 and 2009 as follows:

PRC only:	September 30, 2010	September 30, 2009
Current	$276,171	$195,879
Deferred	-	-
Total	$276,171	$195,879

7.  STOCKHOLDERS’ EQUITY

As of September 30, 2010, 500,000,000 shares have been authorized and 20,020,000 shares are outstanding.

The Company implemented a 1-for-25 reverse split on January 30, 2009. Retroactive effect is being given to the reverse split in this financial statement.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders’ equity section has been reduced accordingly.

8.  SEGMENT INFORMATION

Segment revenue was as follows:

	September 30,	September 30,
	2010	2009
Revenue:
Membership Fees	$-	$127,266
Animation Design and Development	1,805,859	1,016,649
Consolidated	$1,805,859	$1,143,915

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

8.  SEGMENT INFORMATION (continued)

Segment operating income was as follows

	September 30,	September 30,
	2010	2009
Operating Income:
Membership Fees	-	$97,271
Animation Design and Development	$1,037,918	$597,072
Consolidated	$1,037,918	$694,343

FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Amounts for prior periods have been recast to conform to the current management view. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

9.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2010

9.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (Continued)

Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September  30, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

10.  SUBSEQUENT EVENT

 Management confirmed that no events have occurred subsequent to the balance sheet date and through the date of this report that would require adjustment to or disclosure in the interim financial information referred to above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Digital Animation Development, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

China Digital Animation Development Inc. (“China Digital”), through its operating company, Heilongjiang Hairong Science and Technology Development Co., Ltd., a joint stock company organized under the laws of The People’s Republic of China (“Hairong”), engages primarily in the business of digital animation production.  From time to time we also organize cultural productions in China.

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

With this support, we have rapidly developed our animation development business in the past two years.  Currently, our team of 30 animation technicians offers digital animation services to the movie, television and Internet industries, specializing in high end special effects, including 3-D animation.  We also offer non-media businesses animated products for advertising, branding and education purposes.

The animation industry is growing rapidly in China.  Because we have developed a state-of-the-art facility with personnel recognized in the industry, we expect to participate in that growth in a leadership position.  For that reason, we expect that animation development will be the primary source of our revenues for the foreseeable future.

To supplement our animation development business, we also have organized a department dedicated to producing cultural events.  Commencing with the Great Wall Ice Tour, a travelling multimedia entertainment facility constructed of snow and ice, we intend to mine the rich cultural heritage of China to produce and distribute a wide variety of cultural entertainments.

Results of Operations

Our revenue grew by 58% during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The growth is even more pronounced in the animation development segment, which provided all of our revenue in the three months ended September 30, 2010, but was abetted by $127,266 in revenue from our now-terminated financial data services segment during the three months ended September 30, 2009.  We recorded no revenue in either period from our cultural productions department, as thermal logistics prevent the Great Wall Ice Tour from touring in the summer months.

Because our current operations are focused on service industries, we record a low cost of goods sold, compared to the cost of goods sold recorded by our now-discontinued network engineering business.  During the three months ended September 30, 2010, our animation development projects yielded a gross margin of 87%, an improvement over the 81% gross margin achieved in the three months ended September 30, 2009.  Our gross margin will vary from one period to another, depending on our success in pricing the animation contracts we perform.  In general, however, we expect our gross margin ratio to remain high.

On the other hand, the overhead required to maintain an animation development business is greater than that required by the network engineering business.  We currently have a staff of over 130 employees dedicated to the animation development business, and their salaries are accounted for as general and administrative expense.  In addition, within the past year we have put in service a significant expansion of our animation equipment, which we must now depreciate.  As a result, our depreciation and amortization expense for the three months ended September 30, 2010 increased by $232,600 over the same category of expense in the three months ended September 30, 2009.  Our operating expenses for the three months ended September 30, 2010, therefore, increased by $297,045 (127%) over the same period of the prior year.  We expect general and administrative costs to continue to increase, as we plan to continue to upgrade our equipment.

In April 2009 we determined that our cash assets exceeded our immediate needs.  Therefore we invested $2.1 million of our cash with an investment management company that contracted to provide us a 15% annual return.  Primarily as a result of this investment, we accrued interest income of $84,595 in the three months ended September 30, 2009.  In April 2010 the investment management company returned the principal of our investment.  Therefore, in the three months ended March 31, 2010, when our cash was deposited in bank accounts only, our interest income was only $2,015.

Our bottom line operating result for the three months ended September 30, 2010 was net after-tax income of $763,762, a 32% improvement over net income in the three months ended September 30, 2009.  We expect the improvement in our operating results to continue in the foreseeable future, since our animation business is already producing better and more profitable revenue.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended September 30, 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $254,486.  During the three months ended September 30, 2009, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by only $13,067.

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

This program of internal financing has left us with a balance sheet that, at September 30, 2010, included no debt, either short-term or long-term, other than a $286,000 loan payable to one of our shareholders.  It also left us with working capital of $7,910,313 at September 30, 2010, an improvement of $1,212,672 during the quarter.  Included in our working capital at September 30, 2010 was $7,550,458 in cash.  Since our operations have been cash positive in each of the past three fiscal years - providing $5,277,646 in cash during the 2010 fiscal year, $819,226 in cash during the 2009 fiscal year, and $2,030,233 in cash during the 2008 fiscal year - we believe that our cash resources are adequate to fund our operations for the foreseeable future.

Our operations during the first three months of fiscal 2011 produced $1,208,323 in cash.  Cash flow from operations exceeded net income primarily because net income was negatively affected by depreciation expense, as noted earlier, as well as the fact that during the three months ended September 30, 2010, we reduced our accounts receivable by $238,283.

 We expect to fund additional upgrades to our film and animation production facilities during the next twelve months.  We expect the overall cost of these capital improvements to be approximately 27 million RMB (approximately $4 million).  At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have fixed assets with a book value of $8,137,196 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2010 for the purposes described in this paragraph.

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

Item 1A.                    Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2010.

Item 6.                      Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: November 22, 2010	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Financial Officer