Form 10-Q
period 2010-12-31
China Digital Animation Development, Inc.
filed 2011-02-22
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer ____   Smaller reporting company   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 18, 2011
Common Voting Stock: 20,270,000

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DECEMBER 31, 2010

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,299,039	$6,219,438
Accounts receivable	940,540	976,304
Other receivables	14,010	3,616
Total current assets	10,253,589	7,199,358

Property, plant and equipment, net	5,289,156	5,575,026
Land use right and other intangible assets, net	2,671,747	2,756,604
Total assets	$18,214,492	$15,530,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loan payable	335,975	286,000
Accrued expenses and other payables	122,982	91,378
Taxes payable	350,439	410,339
Total current liabilities	809,396	787,717

Commitments and contingencies

Stockholders' equity
Common stock ($0.001 par value, 500,000,000 shares authorized, 20,270,000 shares issued and outstanding at December 31, 2010, 20,020,000 shares issued and outstanding at June 30, 2010)	20,270	20,020
Additional paid-in-capital	6,723,447	6,223,697
Accumulated other comprehensive income	2,353,439	1,873,933
Reserved Fund	1,257,468	705,738
Retained earnings	7,050,472	5,919,883
Total stockholders' equity	17,405,096	14,743,271
Total liabilities and stockholders' equity	$18,214,492	$15,530,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Revenues	$2,014,129	$1,234,375	$3,819,988	$2,378,290

Cost of goods sold	360,299	697,413	710,904	935,747

Gross profit	1,653,830	536,962	3,109,084	1,442,543

Operating expenses
Selling expenses	113,796	69,742	215,553	134,373
General and administrative expenses	288,982	196,367	604,561	348,996
Total operating expenses	402,778	266,109	820,114	483,369

Income from operations	1,251,052	270,853	2,288,970	959,174

Other income (expense)
Interest income	7,121	83,952	9,136	168,548
Loss from disposal of property, plant and equipment	-	-	-	(26)
Total other income (expense)	7,121	83,952	9,136	168,522

Income before income taxes	1,258,173	354,805	2,298,106	1,127,696

Less: Provision for income taxes	339,616	103,653	615,787	299,532

Net income	918,557	251,152	1,682,319	828,164

Other comprehensive income
Foreign currency translation gain	225,030	39,397	479,506	52,464

Total comprehensive income	$1,143,587	290,549	2,161,825	880,628

Basic and diluted earnings per share	$0.05	0.01	0.08	0.04
Basic and diluted weighted average shares outstanding	20,125,978	20,020,000	20,072,989	20,020,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,682,319	$828,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	444,826	183,199
Amortization	164,399	59,383
Changes in operating assets and liabilities:
Accounts receivable	63,840	275,417
Prepaid expenses	-	(1,342,636)
Advances to suppliers	-	1,443,440
Interest receivable	-	(227)
Other receivables	(10,196)	(2,053)
Accrued expenses and other payables	29,874	46,398
Taxes payable	(70,949)	(75,735)
Net cash provided by operating activities	2,304,113	1,415,350

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(820,723)
Purchase of intangible assets	-	(1,912,803)
Additions to long term investment	-	(9,043)
Net cash used in investing activities	-	(2,742,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	49,975	61,000
Proceeds from sale of stock	500,000	-
Net cash provided by financing activities	549,975	61,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	225,513	52,456

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,079,601	(1,213,763)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,219,438	2,282,786

CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$9,299,039	$1,069,023

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income taxes	$686,283	$175,263
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

RDX is engaged in the business of managing the assets and operations of Hairong, a joint stock company organized under the laws of The People's Republic of China. Hairong is primarily engaged in animation design and development. Hairong operates its business primarily in the PRC with its headquarters in Harbin city, Heilongjiang province.

On June 27, 2008, RDX Holdings entered into five agreements with Hairong and with the equity owners in Hairong. Collectively, the agreements provide RDX exclusive control over the business of Hairong, the right to all revenues obtained by Hairong, and responsibility for all of the expenses incurred by Hairong. The relationship is one that is generally identified as "entrusted management." As a result of entering into the aforementioned agreements, RDX is the primary beneficiary and deemed to control Hairong as a Variable Interest Entity.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting only or normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2010, filed on September 28, 2010 (the “Annual Report”).

b. Principle of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RDX, and Hairong, which is deemed to be a variable interest entity of which RDX is the primary beneficiary as defined by ASC 810 “Consolidation of Variable Interest Entities.” All significant inter-company accounts and transactions have been eliminated in consolidation.

c. Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, useful lives of property, plant and equipment and intangible assets, allowance for doubtful accounts and inventory obsolescence. Actual results could differ from those estimates.

e. Cash and cash equivalents

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

f. Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2010, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. Hairong’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

g. Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of December 31, 2010 and June 30, 2010, the net accounts receivable were $940,540 and $976,304, respectively.

The carrying amount of accounts is reduced by allowance for doubtful accounts receivable, if any. The Company's policy is that for accounts amounts that are aged between 6 months and 12 months, the Company records a 3% allowance for doubtful accounts.  If the receivable is aged over 12 months, the Company reserves 5% of the account as an allowance for doubtful accounts. In addition, the Company reviews balances in excess of payment terms.  Based on this review, which includes customer credit worthiness and history, general economic conditions and changes in customer payment patterns, the Company estimates the portion, if any, of the balance that will not be collected and records that amount as an additional reserve. Management reviews its allowance for doubtful accounts on a semi-annual basis.

There was no allowance made for doubtful accounts as of December 31, 2010 and June 30, 2010.

h. Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.

i. Property, plant and equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Machinery, equipment and automobiles	5-10 years

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j. Land use right and other intangible assets

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

k. Income taxes

Hairong accounted for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at December 31, 2010 and June 30, 2010.

l. Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605, “Revenue Recognition.”  Sales revenue is recognized when the services are provided and the contracts are performed. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Animation Design and Development
Revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably. Revenue is recognized on the percentage of completion method, measured by reference to the value of work carried out during the period. When the outcome of a contract cannot be estimated reliably, revenue is recognized only to the extent of contract costs incurred that it is probable will be recoverable.

When the outcome of a contract can be estimated reliably and the stage of contract completion at the balance sheet date can be measured reliably, contract costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date on the same basis as revenue from the contract is recognized. The normal period of a contract is approximately one to six months.

Membership fees
The Company recognized revenue according to the period of membership by customers, members who paid the membership fees are granted with access rights to a website in a period of one year. The website no longer operates in the calendar year of 2010, and thus there is no membership fee income for the three and six months ended December 31, 2010.

m. Fair value measurements and fair value of financial instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. Fair value measurements and fair value of financial instruments - continued

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Inputs that are generally unobservable and typically reflect managements estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

n. Foreign currency translation

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

December 31, 2010
Balance sheet	RMB 6.5920 to US $1.00
Statement of income and other comprehensive income	RMB 6.7042 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

o. Statement of cash flows

FASB issued ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

p. Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share for the three and six months ended December 31, 2010 and 2009.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q. Reserve Fund

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

r. Comprehensive Income

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

s. New accounting pronouncements

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31, 2010	June 30, 2010
Buildings and Improvements	$3,347,589	$3,250,495
Office Furniture and Equipment	1,466,324	1,423,794
Vehicles	360,223	349,775
Construction in progress	1,515,965	1,471,996
	6,690,101	6,496,060
Less: Accumulated depreciation	(1,400,945)	(921,034)
Property, plant and equipment, net	$5,289,156	$5,575,026

Depreciation expense for the three months ended December 31, 2010 and 2009 were $209,374 and $109,910, respectively.

Depreciation expense for the six months ended December 31, 2010 and 2009 were $444,826 and $183,199, respectively.

The Company has considered the capitalized interest for the construction in progress as of December 31, 2010 and the amount is insignificant and not expected to have a material impact on the amount of construction in progress.

4.  LAND USE RIGHT AND OTHER INTANGIBLE ASSETS, NET

Land use right and other intangible assets consist of the following:

	December 31, 2010	June 30, 2010
Cost of land use right	$352,316	$342,098
Cost of other intangible assets	2,767,068	2,686,810
	$3,119,384	$3,028,908
Less: Accumulated amortization	(447,637)	(272,304)
Land use right and other intangible assets, net	$2,671,747	$2,756,604

Amortization expense for the three month ended December 31, 2010 and 2009 were $69,667 and $39,600, respectively.

Amortization expense for the six month ended December 31, 2010 and 2009 were $164,399 and $59,383, respectively.

The following schedule sets forth the estimated amortization expense for the periods presented:

ESTIMATED AMORTIZATION EXPENSE
Remainder of the year ending June 30, 2011	$69,667
For the year ending June 30, 2012	139,334
For the year ending June 30, 2013	139,334
For the year ending June 30, 2014	139,334
For the year ending June 30, 2015	139,334

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  LOAN PAYABLE

The loan payable consists of two shareholders’ loans from Fu Qiang and Fu Zhiguo, which amounted to $95,975 and $240,000, respectively. The carrying amount of the loan payable approximates their fair values.

6.  INCOME TAXES

Since January 1, 2008, when a new Chinese Tax Law was enacted, Hairong has been subject to income tax at statutory rate of 25 % on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the three and six months ended December 31, 2010 and 2009 as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Current	$339,616	$103,653	$615,787	$299,532
Deferred
Total	$339,616	$103,653	$615,787	$299,532

The following is the reconciliation of income taxes at the calculated statutory rates:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Income tax calculated at statutory rates	$314,543	$88,701	$574,527	$282,174
Tax effect of parent	25,073	14,952	41,260	17,358
Provision for income taxes	$339,616	$103,653	$615,787	$299,532

Deferred taxes are comprised of the following:

	December 31, 2010	June 30, 2010

Net operating loss carryforward	$143,265	$87,150
Less: Valuation allowance	(143,265)	(87,150)
Total deferred income tax assets	$-	$-

The Company was incorporated in United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and six months ended December 31, 2010. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset. As of December 31, 2010, the Company had a net operating loss from continuing operations for United States federal income tax purposes of $421,367 which are available to carry back five years or offset future taxable income, if any, through 2030.

7.  STOCKHOLDERS’ EQUITY

In November 2010 the Company sold 250,000 shares of common stock for $500,000 in a private placement to three investors.  As of December 31, 2010 and June 30, 2010, 500,000,000 shares have been authorized and 20,270,000 shares are outstanding.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.  SEGMENT INFORMATION

Segment revenue was as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenue:
Membership Fees	$-	$116,896	$-	$244,162
Animation Design and Development	2,014,129	877,820	3,819,988	1,894,469
Other	-	239,659	-	239,659
Consolidated	$2,014,129	$1,234,375	$3,819,988	$2,378,290

Segment profit was as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Operating Income:
Membership Fees	$-	$97,717	$-	$188,966
Animation Design and Development	1,358,465	222,470	2,463,149	904,112
Other	-	34,618	-	34,618
Consolidated	$1,358,465	$354,805	$2,463,149	$1,127,696

Segment assets were as follows:

	December 31, 2010	June 30, 2010
Assets:
Animation Design and Development	$17,741,925	$15,460,691
Corporate	472,567	70,297
Consolidated	$18,214,492	$15,530,988

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

A reconciliation of the Company’s segment profit to the condensed consolidated income before taxes for the three and six months ended December 31, 2010 and 2009, is as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009

Segment profit	$1,358,465	$354,805	$2,463,149	$1,127,696
Other corporate expenses	(100,292)	-	(165,043)	-
Total income before taxes	$1,258,173	$354,805	$2,298,106	$1,127,696

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  RISKS AND UNCERTAINTIES

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2010 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

10.  CONTINGENCIES

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

11.  SUBSEQUENT EVENT

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

The government of China is actively supporting the development of the animation industry in China.  Among the stimuli provided for development of the industry:

•
Heilongjiang Province has developed an Animation Development Area, in which participants in the industry are provided subsidized property.  We are currently the beneficiaries of 2,000 square meters in the Animation Development Area, which we occupy rent-free until December 2011.

•
The local government provides subsidies for animation productions broadcast in China, from RMB300 per minute for broadcasts on provincial television stations up to RMB50 million for productions in prime time on China Central Television or overseas mainstream media.

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

To supplement our animation development business, we previously organized a department dedicated to producing cultural events.  The department produced the Great Wall Ice Tour, a travelling multimedia entertainment facility constructed of snow and ice.  Recently, however, we determined that our focus should be exclusively on animation.  Accordingly, we have terminated our cultural event production activities.

Results of Operations

Our revenue grew by 63% during the three months ended December 31, 2010, compared to the three months ended December 31, 2009, while our revenue grew by 61% during the six months ended December 31, 2010, compared to the six months ended December 31, 2009.  The growth is even more pronounced in the animation development segment, which provided all of our revenue in the three and six months ended December 31, 2010, but was abetted by $116,896 and $244,162 in revenue from our financial data services segment during the three and six months ended December 31, 2009, respectively.

Because our current operations are focused on service industries, we record a low cost of goods sold.  We currently have a staff of over 130 employees dedicated to the animation development business, and their salaries are accounted for as cost of goods sold.  In addition, a portion of our depreciation and amortization expense is also accounted for as cost of goods sold.  Nevertheless, during the three months ended December 31, 2010, our animation development projects yielded a gross margin of 82%, an improvement over the 44% gross margin achieved in the three months ended December 31, 2009.  During the six months ended December 31, 2010, our animation development projects yielded a gross margin of 81%, an improvement over the 61% gross margin achieved in the six months ended December 31, 2009.  Our gross margin will vary from one period to another, depending on our success in pricing the animation contracts we perform.  In general, however, we expect our gross margin ratio to remain high.

Our operating expenses increased by 51% from the three months ended December 31, 2009 to the three months ended December 31, 2010, and by 70% from the six months ended December 31, 2009 to the six months ended December 31, 2010.  Selling expenses contributed to the increase, as they have risen approximately in proportion to the expansion of our business.  In addition, within the past year we have put in service significant equipment, which we must now depreciate.  General and administrative costs have increased as a result of the increased depreciation.  We expect general and administrative costs to continue to increase, as we plan to continue to upgrade our equipment.

In April 2009 we determined that our cash assets exceeded our immediate needs.  Therefore we invested $2.1 million of our cash with an investment management company that contracted to provide us a 15% annual return.  Primarily as a result of this investment, we accrued interest income of $83,952 and $168,548 in the three and six months ended December 31, 2009, respectively.  In April 2010 the investment management company returned the principal of our investment.  Therefore, in the three and six months ended December 31, 2010, when our cash was deposited in bank accounts only, our interest income was only $7,121 and $9,136, respectively.

Our bottom line operating result for the three and six months ended December 31, 2010 was net after-tax income of $918,557 and $1,682,319, respectively, a 266% and 103% improvement over net income in the three and six months ended December 31, 2009, respectively.  We expect the improvement in our operating results to continue in the foreseeable future, since our animation business is already producing better and more profitable revenue.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three and six months ended December 31, 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $225,030 and $479,506, respectively.  During the three and six months ended December 31, 2009, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by only $39,397 and $52,464, respectively.

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

This program of internal financing has left us with a balance sheet that, at December 31, 2010, included no debt, either short-term or long-term, other than a $335,975 loan payable to two of our shareholders.  It also left us with working capital of $9,444,193 at December 31, 2010, an improvement of $3,032,552 during the six months period ended December 31, 2010.  Included in our working capital at December 31, 2010 was $9,299,039 in cash.  Since our operations have been cash positive in each of the past three fiscal years - providing $5,277,646 in cash during the 2010 fiscal year, $819,226 in cash during the 2009 fiscal year, and $2,030,233 in cash during the 2008 fiscal year - we believe that our cash resources are adequate to fund our operations for the foreseeable future.

Our operations during the first six months of fiscal 2011 produced $2,304,113 in cash.  Cash flow from operations exceeded net income primarily because net income was negatively affected by depreciation and amortization expenses, as noted earlier, as well as the fact that during the six months ended December 31, 2010, we reduced our accounts receivable by $63,840.  Our cash reserves were supplemented in November 2010, when we sold 250,000 shares of common stock for $500,000 in a private placement to three investors.

We expect to fund additional upgrades to our film and animation production facilities during the next twelve months.  We expect the overall cost of these capital improvements to be approximately 27 million RMB (approximately $4 million).  At present, we anticipate that we will finance these projects from our capital resources.  However, if we are able to obtain financing on favorable terms, we may use external financing for one or more of the projects.  Currently we have property, plant and equipment, land use right and other intangible assets, net with a book value of $7,960,903 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of December 31, 2010 for the purposes described in this paragraph.

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

Item 2.        Unregistered Sale of Securities and Use of ProceedsRegistrant

(a) Unregistered sales of equity securities

   On November 23, 2010 China Digital Animation Development, Inc. completed the sale of 250,000 shares of its common stock to three investors.  The shares were sold for $2.00 per share in cash for total proceeds of $500,000. The sale of the securities was exempt from registration with the Securities and Exchange Commission pursuant to Rule 506, by reason of the fact that there was no general solicitation in connection with the offering, and the fact that the purchasers were accredited investors with sufficient knowledge and experience to be capable of evaluating the merits and risks of the investment, who were purchasing for investment for their own accounts.  There was no underwriter.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2011.

Item 6.       Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: February 18, 2011	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Financial Officer, Chief Accounting Officer