Form 10-Q
period 2011-03-31
China Digital Animation Development, Inc.
filed 2011-05-23
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes___    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

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

May 23, 2011
Common Voting Stock: 20,270,000

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,746,682	$6,219,438
Accounts receivable	727,535	976,304
Other receivables	12,836	3,616

Total current assets	11,487,053	7,199,358

Property, plant and equipment, net	5,132,091	5,575,026
Land use right and other intangible assets, net	2,609,198	2,756,604

Total assets	$19,228,342	$15,530,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$34,338
Loan payable	335,975	286,000
Accrued expenses and other payables	164,074	57,040
Taxes payable	397,513	410,339

Total current liabilities	897,562	787,717

Total liabilities	897,562	787,717

Stockholders' Equity:

Common stock ($0.001 par value, 500,000,000 shares authorized, 20,270,000 shares issued and outstanding at March 31, 2011, 20,020,000 shares issued and outstanding at June 30, 2010)	20,270	20,020
Additional paid-in-capital	6,723,447	6,223,697
Accumulated other comprehensive income	2,420,047	1,873,933
Reserved Fund	1,156,476	705,738
Retained earnings	8,010,540	5,919,883

Total stockholders’ equity	18,330,780	14,743,271

Total liabilities and stockholders' equity	$19,228,342	$15,530,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue	$2,169,443	$1,679,143	$5,989,431	$4,057,433

Cost of goods sold	661,193	642,352	1,587,651	1,850,195

Gross profit	1,508,250	1,036,791	4,401,780	2,207,238

Operating expenses

Selling, General and Administrative expenses	296,877	181,329	901,438	392,602

Total operating expenses	296,877	181,329	901,438	392,602

Income from operations	1,211,373	855,462	3,500,342	1,814,636

Other income (expenses)

Interest income	8,784	82,492	17,920	251,039
Non-operating income	1,587	-	1,587	-
Loss from disposal of property, plant and equipment	-	-	-	(26)

Total other income	10,371	82,492	19,507	251,013

Income before income taxes	1,221,744	937,954	3,519,849	2,065,649
Less: Provision for income taxes	362,667	246,718	978,454	546,250

Net income	859,077	691,236	2,541,395	1,519,399

Other comprehensive income
Foreign currency translation gain	66,608	253	546,114	52,717

Total comprehensive income	$925,685	$691,489	$3,087,509	$1,572,116

Basic and diluted earnings per share	$0.04	$0.03	$0.13	$0.07

Basic and diluted weighted average shares outstanding	20,270,000	20,510,000	20,137,701	20,510,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net income	$2,541,395	$1,519,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	618,265	452,795
Amortization	235,272	153,282
Foreign currency exchange gain	(1,343)	-

Changes in operating assets and liabilities:
Accounts receivable	276,663	265,610
Prepaid expenses	-	67,535
Advances to suppliers	-	1,443,440
Interest receivable	-	(82,745)
Other receivables	(7,978)	(1,456)
Accounts payable	-	28,271
Accrued expenses and other payables	71,240	18,914
Taxes payable	(28,008)	39,555

Net cash provided by operating activities	3,705,506	3,904,600

Cash flows from investing activities
Purchase of property, plant and equipment	-	(2,240,436)
Acquisition of intangible assets	-	(1,907,100)
Additions to long term investment	-	(9,043)

Net cash used in investing activities	-	(4,156,579)

Cash flows from financing activities
Proceeds from borrowing	49,975	101,000
Proceeds from sale of stock	500,000	-

Net cash provided by financing activities	549,975	101,000

Effect of exchange rate changes in cash	271,763	50,070

Net increase (decrease) in cash and cash equivalents	4,527,244	(100,909)

Cash and cash equivalents, beginning of period	6,219,438	2,282,786

Cash and cash equivalents, end of period	$10,746,682	$2,181,877

Supplemental Disclosures:
Cash paid during the period for:
Income taxes	$1,033,306	$515,968
Interest	$-	$-

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

The carrying amount and classification of Hairong’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	June 30,
	2011	2010
	(unaudited)
Total current assets*	$11,400,184	$7,129,061
Total assets*	19,141,472	15,460,691
Total current liabilities**	795,538	461,096
Total liabilities**	$795,538	$461,096

* Including intercompany accounts of $300,000 and $0 as at March 31, 2011 and June 30, 2010 be eliminated in consolidation.
** Including intercompany accounts of $300,000 and $0 as at March 31, 2011 and June 30, 2010 be eliminated in consolidation.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting only or normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2010, filed on September 28, 2010 (the “Annual Report”).

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. Reclassification

$68,357 and $202,731 of business tax for the three and nine months ended March 31, 2010 have been reclassified from selling expenses to cost of goods sold to conform to the current period presentation. $136,318 and $291,024 of depreciation and amortization expenses for the three and nine months ended March 31, 2010 have been reclassified from general and administrative expenses to cost of goods sold to conform to the current period presentation.  $286,000 of loan payable as of June 30, 2010 has been reclassified from long term liabilities to current liabilities.  Such reclassifications had no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

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

f. Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2011, major banks located in the PRC held substantially all the Company’s cash and cash equivalents. The Company’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

g. Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of March 31, 2011 and June 30, 2010, the net accounts receivable were $727,535 and $976,304, respectively.

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

There was no allowance made for doubtful accounts as of March 31, 2011 and June 30, 2010.

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

k. Income taxes

The Company accounted for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at March 31, 2011 and June 30, 2010.

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

Membership fees
The Company recognized revenue according to the period of membership by customers, members who paid the membership fees are granted with access rights to a website in a period of one year. The website no longer operates in the calendar year of 2010, and thus there is no membership fee income for the three and nine months ended March 31, 2011.

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

n. Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). Foreign currency transactions are translated at the applicable rates of exchange in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated Other Comprehensive Income".  Gains and losses resulting from foreign currency translations are included in Accumulated Other Comprehensive Income.

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

March 31, 2011
Balance sheet	RMB 6.5701 to US $1.00
Statement of income and other comprehensive income	RMB 6.6796 to US $1.00

March 31, 2010
Balance sheet	RMB 6.8361 to US $1.00
Statement of income and other comprehensive income	RMB 6.8377 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

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

Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share for the three and nine months ended March 31, 2011 and 2010.

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

s. New accounting pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. This amended guidance did not have an impact in the consolidated financial results as they relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments were effective January 1, 2011 and the Company does not expect the adoption of these amendments to have a material impact in the Consolidated Financial Statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which the company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact in the consolidated financial results as they relate only to additional disclosures.

3.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2011	2010
	(unaudted)
Buildings and Improvements	$3,358,728	$3,250,495
Office Furniture and Equipment	1,471,202	1,423,794
Vehicles	361,422	349,775
	5,191,352	5,024,064
Less: Accumulated depreciation	(1,447,182)	(921,034)
	3,744,170	4,103,030
Construction in progress	1,387,921	1,471,996
Property, plant and equipment, net	$5,132,091	$5,575,026

Depreciation expense for the three months ended March 31, 2011 and 2010 were $173,439 and $270,308, respectively.

Depreciation expense for the nine months ended March 31, 2011 and 2010 were $618,265 and $452,795, respectively.

The Company has considered the capitalized interest for the construction in progress as of March 31, 2011 and the amount is insignificant and not expected to have a material impact on the amount of construction in progress.

4.  LAND USE RIGHT AND OTHER INTANGIBLE ASSETS, NET

Land use right and other intangible assets consist of the following:

	March 31,	June 30,
	2011	2010
	(unaudited)
Cost of land use right	$353,488	$342,098
Cost of other intangible assets	2,776,274	2,686,810
	3,129,762	3,028,908
Less: Accumulated amortization	(520,564)	(272,304)
Land use right and other intangible assets, net	$2,609,198	$2,756,604

Amortization expense for the three month ended March 31, 2011 and 2010 were $70,873 and $93,899, respectively.

Amortization expense for the nine month ended March 31, 2011 and 2010 were $235,272 and $153,282, respectively.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.  LAND USE RIGHT AND OTHER INTANGIBLE ASSETS, NET (Continued)

The following schedule sets forth the estimated amortization expense for the periods presented:

Remainder of the year ending June 30, 2011	$71,438
For the year ending June 30, 2012	285,754
For the year ending June 30, 2013	285,754
For the year ending June 30, 2014	285,754
For the year ending June 30, 2015	285,754

5.  LOAN PAYABLE

The loan payable consists of two shareholders’ loans from Fu Qiang and Fu Zhiguo, which amounted to $95,975 and $240,000, respectively.  The loan payable is interest free and the Company intends to repay this note when repayment is demanded.  The carrying amount of the loan payable approximates their fair values.

6.  INCOME TAXES

Since January 1, 2008, when a new Chinese Tax Law was enacted, Hairong has been subject to income tax at statutory rate of 25 % on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the three and nine months ended March 31, 2011 and 2010 as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current – PRC and US	$362,667	$246,718	$978,454	$546,250
Deferred – PRC and US	-	-	-	-
Total	$362,667	$246,718	$978,454	$546,250

The following is the reconciliation of income taxes at the calculated statutory rates:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income tax calculated at statutory rates	$305,436	$234,488	$879,962	$516,412
Tax effect of parent	59,394	12,230	100,654	29,838
Other timing difference	(2,162)	-	(2,162)	-
Provision for income taxes	$362,667	$246,718	$978,454	$546,250

Deferred taxes are comprised of the following:
	March 31,	June 30,
	2011	2010
	(unaudited)
Net of operating loss carryforward	$175,152	$87,150
Less: Valuation allowance	(175,152)	(87,150)
Total deferred income tax assets	$-	$-

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
INCOME TAXES (Continued)

The Company was incorporated in United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and nine months ended March 31, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset. As of March 31, 2011, the Company had a net operating loss from continuing operations for United States federal income tax purposes of $515,153 which are available to carry back five years or offset future taxable income, if any, through 2030.

7.  STOCKHOLDERS’ EQUITY

In November 2010 the Company sold 250,000 shares of common stock for $500,000 in a private placement to three investors.  As of March 31, 2011 and June 30, 2010, 500,000,000 shares have been authorized.  20,270,000 shares and 20,020,000 shares are outstanding at March 31, 2011 and June 30, 2010, respectively.

8.  SEGMENT INFORMATION

Segment revenue was as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Membership Fees	$-	$-	$-	$244,162
Animation Design and Development	2,169,443	1,209,863	5,989,431	3,104,332
Other	-	469,280	-	708,939
Consolidated revenue	$2,169,443	$1,679,143	$5,989,431	$4,057,433

Segment profit was as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Segment profit:
Membership Fees	$-	$(5,008)	$-	$183,958
Animation Design and Development	1,315,529	444,647	3,778,678	1,348,759
Other	-	250,633	-	285,251
Consolidated segment profit	$1,315,529	$690,272	$3,778,678	$1,817,968

Segment assets were as follows:

	March 31,	June 30,
	2011	2010
	(unaudited)
Assets:
Animation Design and Development	$19,141,470	$15,460,691
Corporate	86,872	70,297
Consolidated assets	$19,228,342	$15,530,988

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.  SEGMENT INFORMATION (CONTINUED)

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

A reconciliation of the Company’s segment profit to the condensed consolidated income before taxes for the three and nine months ended March 31, 2011 and 2010, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Segment profit	$1,315,529	$690,272	$3,778,678	$1,817,968
Other corporate expenses	(93,785)	247,682	(258,829)	247,681
Total income before taxes	$1,221,744	$937,954	$3,519,849	$2,065,649

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2011 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

The Company did not have any suppliers constituting 10% or greater of net purchases for the three and nine months ended March 31, 2011 and 2010.

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s sales value:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.  RISKS AND UNCERTAINTIES (Continued)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beijing Wanfang Xingxing Digital Tech.	*	*	11.37%	10.36%
Harbin Sinwen Animation Co., Ltd.	*	*	13.61%	*
Benxi Yige Amination Design Ltd.	*	21.08%	*	34.31%
Jilin Guojia Industry and Trade Co., Ltd.	*	27.88%	*	17.46%
Shenzhen Global Digital Tech Co., Ltd.	39.80%	24.22%	37.19%	10.04%
Shanghai Amination Making Co., Ltd.	40.09%	26.57%	36.82%	11.01%

* Constitute less than 10% of the Company's sales value.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.  The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s accounts receivable value as of March 31, 2011:

	Amount	Percentage
	(unaudited)	(unaudited)
Shenzhen Global Digital Tech Co., Ltd.	$292,232	40.16%
Shanghai Amination Making Co., Ltd.	313,540	43.10%
Beijing Wanfang Xingxing Digital Tech.	121,763	16.74%
	$727,535	100.00%

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

Results of Operations

Revenue:

Our revenue during the three and nine month periods ended March 31, 2011 arose entirely from animation development.  During the three and nine months ended March 31, 2010, approximately 27% of our revenue arose from subscriptions to the financial website that we operated in that period and from the Great Wall Ice Tour.  Despite the termination of all business other than animation development, our revenue grew by 29% during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, while our revenue grew by 48% during the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010.  The growth is even more pronounced in the animation development segment, in which revenue grew by 79% quarter-to-quarter and 93% comparing nine months to nine months.  .

Gross margin:

Our exclusive focus on animation development has had a beneficial effect on our gross margin.  Because our current operations are focused on service industries, we record a low cost of goods sold.  We currently have a staff of over 130 employees dedicated to the animation development business, and their salaries are accounted for as cost of goods sold.  In addition, the business tax and a portion of our depreciation and amortization expense is also accounted for as cost of goods sold.  Nevertheless, during the three months ended March 31, 2011, our operations yielded a gross margin of 70%, an improvement over the 62% gross margin achieved in the three months ended March 31, 2010.  During the nine months ended March 31, 2011, our operations yielded a gross margin of 73%, an improvement over the 54% gross margin achieved in the nine months ended March 31, 2011.  Our gross margin will vary from one period to another, depending on our success in pricing the animation contracts we perform.  In general, however, we expect our gross margin ratio to remain high.

Operating income:

Our operating expenses increased by 64% from the three months ended March 31, 2010 to the three months ended March 31, 2011, and by 130% from the nine months ended March 31, 2010 to the nine months ended March 31, 2011.  General and administrative expenses are accounted for as operating expenses. Within the past year we have put in service significant equipment as well as a leasehold improvement in April 2010, all of which we must now depreciate.  General and administrative costs for the nine months ended March 31, 2011 have increased as a result of the increased depreciation.   General and administrative costs for the three months ended March 31, 2011 also increased as a result of the increased salary and office general expenses. We expect general and administrative costs to stabilize, as we do not have any immediate plans to upgrade our equipment.

Pre-tax income:

In April 2009 we determined that our cash assets exceeded our immediate needs.  Therefore we invested $2.1 million of our cash with an investment management company that contracted to provide us a 15% annual return.  Primarily as a result of this investment, we accrued interest income of $82,492 and $251,039 in the three and nine months ended March 31, 2010, respectively.  In April 2010 the investment management company returned the principal of our investment.  Therefore, in the three and nine months ended March 31, 2011, when our cash was deposited in bank accounts only, our interest income was only $8,784 and $17,920, respectively.

After taking into account interest income and miscellaneous minor items of other income and expense, our income before income taxes was $1,221,744 for the three months ended March 31, 2011, an improvement of 30% over pre-tax income in the third quarter of fiscal 2010.  Income before tax of $3,519,849 for the nine months ended March 31, 2011 represented an improvement of 70% over first nine months of fiscal 2010.  The quarterly improvement lagged the nine month improvement primarily due to the uncommonly low level of selling, general and administrative expenses recorded in the third quarter of fiscal 2010.

Net income:

We pay tax on our income in China at the national rate of 25%.  In our accrual for income taxes, however, certain expenses are not deductable, such as the expenses of our New York office.  Therefore our income tax accrual for the four periods reported in our Statements of Income ranged from 26% to 29%.

Our bottom line operating result for the three and nine months ended March 31, 2011 was net after-tax income of $859,077 and $2,541,395, respectively, a 24% and 67% improvement over net income in the three and nine months ended March 31, 2010, respectively.  We expect the improvement in our operating results to continue in the foreseeable future, since our animation business is producing more and more profitable revenue.

Accumulated other comprehensive income:

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to US dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three and nine months ended March 31, 2011, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $66,608 and $546,114, respectively.  During the three and nine months ended March 31, 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by only $253 and $52,717, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the years indicated:

	For the nine months ended March 31,
	2011	2010
Net cash provided by operating activities	$3,705,506	$3,904,600
Net cash used in investing activities	$-	$(4,156,579)
Net cash provided by financing activities	$549,975	$101,000
Effect of exchange rate changes in cash	$271,763	$50,070
Net increase (decrease) in cash	$4,527,244	$(100,909)
Cash, beginning of period	$6,219,438	$2,282,786
Cash, end of period	$10,746,682	$2,181,877

Until November 2010, when we completed a $500,000 private placement of stock for the purpose of funding the operations of our New York office, our business had been entirely self-financed.  Our operations were initially funded by capital contributions from Hairong’s management and employees.  Approximately 54% of the capital contribution was made by members of management and their business associates.  The remaining 46% was contributed by the employees, acting through a trustee.  The Company expects that in the future it will issue equity to the employees to compensate them for their financial contributions to the growth of Hairong, and to incentivize them for future loyalty to Hairong.  Since 2008, however, our operations have been self-funding, as we have been cash flow positive in all periods.

This program of internal financing has left us with a balance sheet that, at March 31, 2011, included no debt, either short-term or long-term, other than a $335,975 loan payable to two of our shareholders.  It also left us with working capital of $10,589,491 at March 31, 2011, an improvement of $4,177,850 during the nine months period ended December 31, 2010.  Included in our working capital at March 31, 2011 was $10,746,682 in cash.  Since our operations have been cash positive during each of the past three years, as well as during the  nine months ended March 31, 2011 and 2010,  we believe that our cash resources are adequate to fund our operations for the foreseeable future.

Net cash provided by operating activities during the first nine months of fiscal 2011 was $3,705,506, compared to net cash provided by operations of $3,904,600 for the nine months ended March 31, 2010.   The decrease of $199,094 was primarily due to the fact that in the nine months ended March 31, 2010 we utilized $1,443,440 in supplies that we had paid for in the prior fiscal year.

Net cash provided by financing activities amounted to $549,975 for the nine months ended March 31, 2011.  $500,000 was obtained by the private placement of 250,000 shares of common stock to three investors in November 2010.  The remainder was borrowed from our principal shareholders.  In contrast, our financing activities during the nine months ended March 31, 2010 consisted of borrowing $101,000 from our principal shareholders.

During the nine months ended March 31, 2010 we invested $4,156,579 in the development of our animation capacity, outfitting our facilities and acquiring advanced software.  We currently occupy a state-of-the-art facility for animation development and training, and do not expect to require an upgrade in the immediate future.  As a result, we have devoted no cash to investing activities during the nine months ended March 31, 2011.

 Currently we have property, plant and equipment with a book value of $5,132,091 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2011 for the purposes described in this paragraph.

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

 PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: May 23, 2011	By: /s/ Fu Qiang
Fu Qiang, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Financial Officer, Chief Accounting Officer