Form 10-K
period 2011-06-30
China Digital Animation Development, Inc.
filed 2011-10-13
CIK 928835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of December 31, 2010, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $52,327,000, based upon the closing sale price on December 31, 2010 of $3.55 per share.

As of October 13, 2011, there were 20,290,000 shares of common stock outstanding.

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

▪
Option Agreement.  In this agreement the shareholders of Hairong grant to RDX Holdings an option to purchase their equity interests in Hairong, if permitted by the laws of the People’s Republic of China.  The purchase price will equal the registered capital of Hairong – i.e. 32,270,283 RMB (approximately $5,062,640).

▪	Proxy Agreement. In this agreement the shareholders of Hairong have given to RDX Holdings a proxy to vote their shares at any meeting of the shareholders of Hairong.

Heilongjiang Hairong Science and Technology Development Co., Ltd.

Hairong was organized in 1999.   From 1999 until 2006 Hairong was engaged exclusively in the business of developing and installing business networks and related software.  Since 2007, however, Hairong gradually transformed the nature of its business operations.  Hairong terminated its network installation business at the end of fiscal 2009.  During the year ended June 30, 2009 and into the year ended June 30, 2010 Hairong derived a significant portion of its revenue from the online delivery of financial information.  However during fiscal 2010 Hairong terminated that business as well.  During fiscal 2010, Hairong derived revenue from its production of a travelling ice sculpture show, but likewise terminated that business.  Today, therefore, Hairong is exclusively involved in providing animation development and production services.

Animation Production

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

We supplement the skills of our design team by carefully developing “partner” relations with top quality animation design firms in China and abroad.  In recent years Beijing Wanfang Xinxing Digital Animation, Inc. subcontracted the “Q Dog” and “Red Square” projects to us, in each of which we provided post-production editing and effects.  We have also produced the “Tritans” animation series in joint venture with Monstrous, a design studio located in Singapore.  These relationships permit us to leverage our skills to participate in larger scale productions, despite our relatively modest size.

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

The demand for skilled animation technicians in China is intense.  To meet our needs, therefore, we opened a school for animation training at the beginning of 2009.  During that year, the staff of our Animation Development Department trained a student body of 42 in animation technology and the production of special effects.  Students paid from 6,000 to 15,000 Renminbi ($894 to $2235) for a course of instruction lasting 30 to 60 days.  Upon completion of the course, qualified students were invited to join our own studio.  During the 2010 fiscal year, we closed the school to students so that we could complete its outfitting.  During fiscal year 2011, however, we determined that the school would remain closed.

As fiscal year 2011 drew to a close, we re-assessed our position in the animation development marketplace.  Our perception was that the animation industry in China has grown to a point at which we will soon be no longer able to compete effectively.  Management made a decision that we should again re-orient the business focus of our company.  So while we have by no means abandoned the animation development business, we have worked quickly to reduce our commitment of financial resources to that business.  Currently we bid for contracts with the intention of outsourcing the bulk of the development work.  To reorient our business model in this manner, we liquidated a large portion of our animation development property and equipment, and reduced our animation development staff to a modest crew.

With our existing cash resources and the proceeds obtained from liquidating some of our animation development property and equipment, we have invested in three media projects:

•
On June 15, 2011 we agreed to invest 19,710,000 RMB ($3,092,000) in production of a made-for-television movie titled “Yuan Da Qian Cheng.”  We were at the same time engaged to provide animation production services for the movie.

•	On June 20, 2011 we agreed to invest 19,000,000 RMB ($2,980,000) in production of a made-for-television movie titled “Xu’s Legal Marriage.”

•	On June 23, 2011 we agreed to invest 38,500,000 RMB ($6,040,000) in production of a general circulation movie titled “Xiao Naao Tian Gong.”

To date, we have paid 44,327,500 RMB ($6,954,000) on account of these investments.  The production of all three is scheduled to be completed within one year.  At that time, on the two projects in which we are non-participating investors, we are entitled to recoup our investment plus a 20% profit  from the income earned by the properties before other participants share in income.  In the “Yuan Da Qian Cheng” project, for which we are providing both cash and development services, we are entitled to a share in the profits from distribution.

Employees

We currently have 27 employees.  10 employees are involved in administration.  17 are dedicated to animation development activities.

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

Our business plan has taken a new direction, the results of which are not predictable.

Within the past four years, Hairong’s business has been completely reformulated several times.  We first terminated our traditional line of business - network engineering and software design, then terminated the successor line of business - financial data services.  Until recently we were focused on animation production, but we have now dramatically cut back our involvement in that industry.  Currently, the greater portion of our assets are investment in three media production projects, in only one of which are we active participants.  The future direction of our business is under development.  Accordingly,  it is not possible for an investor to anticipate the future direction of the Company, or to make a reasonable evaluation of the Company’s business prospects.

If we do not re-allocate our cash resources to a business venture within the next year, we may become subject to regulation under the Investment Company Act.

Because the majority of the Company’s assets currently consist of minority investments, we may be classified as an investment company.  Because it is our plan to enter into a new business within the next year and re-allocate our assets to that business, we are exempt for the meantime from regulation under the Investment Company Act.  If we fail to re-allocate our assets, however, we may be forced to operate our Company pursuant to the restrictive requirements of the Investment Company Act.  This event, if it occurred, could severely limit the scope of business opportunities that we could pursue, which could limit our prospects for future success.

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

Because PRC regulations restrict our ability to carry on business in China through a directly-owned subsidiary, our business is defined by a contractual relationship with Hairong, an entity in which China Digital Animation Development Inc. has no equity ownership interest.  We will rely on contractual arrangements to control and operate this business. These contractual arrangements may not be as effective in providing control over Hairong as direct ownership. For example, if Hairong failed to perform under its agreements with us, we would have to rely on legal remedies under Chinese law, which we cannot be sure would be available. In addition, we cannot be certain that the individual equity owners of Hairong would always act in the best interests of China Digital Animation Development.

The limitations of the legal environment in China currently expose us to the problem of competition by counterfeit.

The Copyright Law of the PRC and the regulations adopted under it are fundamentally similar to U.S. copyright law, with the significant difference that to register a copyright for digital material in the PRC, one is required to file the source code, an unsatisfactory situation that makes us unwilling to obtain the benefits of copyright registration.  Nevertheless, as in the U.S., a copyright is enforceable in the PRC without registration.  However, there is very limited judicial experience in enforcing copyright law.  This makes it difficult at times to determine the extent to which we can enforce the rights provided by the law.  Most important, the level of deference to copyright that is customary in the U.S. is only gradually being achieved in the PRC, after a long period in which unlicensed republication of copyrighted material was widely considered acceptable.  Because of this environment, the animations that we produce and the movies in which we invest are at risk of theft, which diminishes their value to us.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at #69 Ganshui Road, Xiangfang District, City of Harbin, P.R. China.  The facility, which we own, has 661 m2 of office space.

We also lease an office in New York City from which we carry on our investor relations activities.

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

Bid
Quarter Ending	High	Low
September 30, 2009	$ 4.95	$ 2.30
December 31, 2009	$ 4.40	$ 2.00
March 31, 2010	$ 2.95	$ 1.05
June 30, 2010	$ 2.95	$ 2.15

September 30, 2010	$ 3.70	$ 2.00
December 31, 2010	$ 3.55	$ 3.00
March 31, 2011	$ 4.20	$ 2.00
June 30, 2011	$ 2.60	$ 1.50

(b) Shareholders

On October 12, 2010 there were approximately 2,932 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of June 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total.	0	N.A.	0

(e)  Sale of Unregistered Securities

China Digital Animation did not effect any unregistered sales of equity securities during the quarter ended June 30, 2011.

(f) Repurchase of Equity Securities

China Digital Animation did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

All of our revenue in the year ended June 30, 2011 was earned by our animation developers; they also generated most of our revenue in the year ended June 30, 2010.  A substantial portion of our expenses in fiscal 2011, however, arose from our efforts to reduce our financial commitment to in-house animation development and re-orient our business model to make more extensive use of subcontractors.

Our revenue in fiscal 2011 grew by 36% from animation development revenue recorded in fiscal 2010.  As the year reached its end, however, we moved quickly to reduce our exposure in that business, generating only $1,015,607 in revenue in the 4th quarter.  The reason for our decision to sharply reduce our financial commitment to the industry is evident in the profitability, or lack thereof, of our animation operations in fiscal 2011.  Whereas the contracts that we fulfilled in fiscal 2010 had yielded a profit margin of 59%, the contracts we fulfilled in fiscal 2011 cost us more than we were paid for our efforts.  The result was that we incurred a gross loss of $311,848 for fiscal 2011.

The reasons for the loss were our need to keep our facilities occupied and our large staff of animation developers busy, which necessitated that we obtain a steady flow of contracts.  Toward that end, we devoted a large allocation of resources to marketing, which resulted in a 59% increase in selling, general and administrative expense to $1,333,133 in fiscal 2011.  In recent years, however, due to the emphasis that the Chinese government has placed on the development of the animation industry, the market has become thick with competition.  Despite the funds and efforts that we devoted to marketing, in fiscal 2011 we found it impossible to secure the quantity of contracts that we required at bid prices that would yield profits to us.  Moreover, due to constant and rapid improvements in the equipment and software used in our industry, to remain competitive would require us to devote continual capital expenditures for upgrades and additions to our animation production facilities.  Management’s decision, therefore, was to re-orient our business model from one based on utilization of a state-of-the-art in-house capacity, to one in which we utilize our long-standing customer contacts and project management skills to obtain and manage project contracts while outsourcing most of the actual development work.   With this new business model, we will be able to more selectively choose the projects we work on, as we will no longer have the need to make constant use of an extended staff and expensive facilities.

The cost of that downsizing of our production capability is reflected in the “other expenses” that we incurred in fiscal 2011.  We abandoned the construction project that we had undertaken to expand our operations, and so incurred a $1,375,838 write-off of the construction costs that we had capitalized.  That loss was somewhat offset by the gain of $415,613 that we realized when we sold the land use right underlying that construction project.  However, the disposal of the animation equipment that became excess when we reduced our animation staff from 205 to 17 resulted in an additional loss of $1,306, 179.

After recording the expenses of downsizing, we realized a pre-tax loss of $3,878,583 in fiscal 2011, which compared unfavorably with the $2,469,595 in pre-tax income that we realized in fiscal 2010.  Unfortunately, neither the write-off expenses nor many of the production costs we incurred are deductible for purposes of Chinese income tax.  As a result, despite incurring a sizeable loss under U.S. accounting principles, we had over $3.0 million in taxable income under Chinese accounting principles, on which we are obliged to pay tax at the 25% Chinese corporate rate.  As a result, we accrued income tax of $774,171 for fiscal 2011, greater even that we accrued in fiscal 2010.

Our net loss for fiscal 2011, then, reached $4,652,754, or $.23 per share.  In fiscal 2010 we had net income from continuing operations of $1,793,535, to which we added $337,605 in income from operations that we terminated during that year, for aggregate net income of $2,131,140, or $.11 per share, for fiscal 2010.

For the coming year, the greater portion of our assets will be invested in film and television program production.  The value of broadcasting rights and license of films and TV programs has increased, and the sales from distribution of copies of films and TV series over the internet have also jumped in the past few years.  In June 2011, we entered into three collaborative arrangements requiring us to invest a total of RMB 77,210,000 (approximately $12.19 million) in television program production.  As of June 30, 2011, we have paid RMB 44,327,500 (approximately $6.9 million).  The production for all three arrangements ends within one year, at which time the Company will obtain back its investment cost plus 20% of return on investment for two of the arrangements.  For one of the arrangements, the Company is entitled to its pro-rata share of the profits from distribution of the TV series. Our current plan is to re-dedicate the proceeds of the investments to our animation development business.  Management will spend the interim period, however, reviewing the Company’s prospects in that industry and determining the appropriate future course for our business.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended June 30, 2011, the unrealized gain on foreign currency translations added $628,830 to our accumulated other comprehensive income.

Liquidity and Capital Resources

To date, our operations have been funded primarily by capital contributions from Hairong’s management and employees.  Approximately 54% of the capital contribution has been made by members of management and their business associates.  The remaining 46% was contributed by the employees, acting through a trustee.  The Company expects that in the future it will issue equity to the employees to compensate them for their financial contributions to the growth of Hairong, and to incentivize them for future loyalty to Hairong.

In addition, the operations of our New York office, including the legal and accounting expenses attendant to our status as a public company, had, until June 2011, been funded by a $500,000 private placement of common stock in November 2010 and in part by loans from Fu Qiang, who was our Chief Executive Officer until early in June 2011, and Fu Zhiguo, who is a shareholder.  These loans were payable on demand and do not bear interest.  The Messrs. Fu made the loans to cover the costs of the New York office because the process of obtaining approval from the Chinese government for transfer of funds from China to the U.S. would be burdensome and delay our ability to pay our U.S. expenses.  We will continue to rely on loans from affiliates to pay our U.S. expenses until we can fund those expenses from Dollars obtained by a financing in the U.S. or after government approval of a conversion of a portion of our Renminbi balances into Dollars.

This program of internal financing has left us with a balance sheet that, at June 30, 2011, included no debt, either short-term or long-term, other than the $345,975 in loans payable to either Fu Qiang or Fu Zhiguo.  It also left us with working capital of $7,280,888 at June 30, 2011, an improvement of $257,152 during the year.  Included in our working capital at June 30, 2011 was $6,188,598 in short-term investments, specifically investments in two media production projects, and $669,529 in deferred production costs that represent our cash contribution to a media project in which we are both participating and investing.  These investments represent our efforts to achieve a reasonable return on our cash resources, better at least than the 0.4% interest offered by China’s banks, while we determine the future direction of our Company.

Despite the loss of $4,652,754 that we incurred in fiscal 2011, our operations used only $1,789,179.  The disparity occurred because the loss was swelled by the write-offs of asset values attendant to the downsizing of our animation business.  In addition, we reduced our accounts receivable by $576,058 as our level of operations fell, and we used $470,933 in prepaid credits that we had funded in prior years, both of which events reduced our cash usage.

Going forward, we have a contractual obligation to provide an additional 32,882,500 RMB ($5,159,000) to fund the three media production projects in which we have invested.  We have not yet determined how we will fund those obligations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended June 30, 2011, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
The determination to record at full value our investment in three media production projects.  The determination was based on our estimation that the projects will yield cash to us equal or exceeding the book value of our investment.

•
The determination, explained in Note 2f to the Consolidated Financial Statements, to record no bad debt reserve as of June 30, 2011.  This determination was based on application of our standard evaluation of accounts receivable, which resulted in a high level of confidence regarding the collectability of our receivables.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm - 2011.

F-2	Report of Independent Registered Public Accounting Firm - 2010.

F-3	Consolidated Balance Sheets as of June 30, 2011 and 2010 (restated).

F-4	Consolidated Statements of Operations and Comprehensive Income for the Fiscal Years Ended June 30, 2011 and 2010 (restated).

F-5	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended June 30, 2011 and 2010 (restated).

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2011 and 2010 (restated).

F-7 to F-26	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Digital Animation Development, Inc.

We have audited the accompanying consolidated balance sheet of China Digital Animation Development Inc as of June 30, 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended June 30, 2011. China Digital Animation Development, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Digital Animation Development, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the year ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
October 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Digital Animation Development, Inc.

We have audited the accompanying consolidated balance sheets of China Digital Animation Development, Inc .and its subsidiaries  as of June 30, 2010 and the related consolidated statements of income, consolidated stockholders’ equity and consolidated comprehensive income, and consolidated cash flows for the year then ended. China Digital Animation Development, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Digital Animation Development, Inc and its subsidiaries as of June 30, 2010, and the results of its consolidated operations and its consolidated cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended June 30, 2010 as a result of several accounting issues disclosed in that Note.

/s/ P.C.LIU, CPA, P.C.
Flushing, NY

September 20, 2010, except for Note 11, as to which the date is October 10, 2011

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$17,903	$6,219,438
Accounts receivable	434,749	976,304
Other receivables	4,108	3,615
Advance to suppliers	25,992	-
Short term investments	6,188,598	-
Deferred production costs	669,529	-
Tax refund receivable	333,421	-
Prepaid expenses	43,900	501,557

Total current assets	7,718,200	7,700,914

Property, plant and equipment, net	1,274,527	4,631,314
Land use right and other intangible assets, net	2,332,316	2,756,604

Total assets	$11,325,043	$15,088,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$34,338
Loan payable	345,975	286,000
Accrued expenses and other payables	91,337	57,040
Taxes payable	-	299,800

Total current liabilities	437,312	677,178

Total liabilities	437,312	677,178

Stockholders' Equity:

Preferred stock ($0.001 par value, 5,000,000 shares authorized, no share issued or outstanding at June 30, 2011 and 2010)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 20,270,000 shares issued and outstanding at June 30, 2011, 20,020,000 shares issued and outstanding at June 30, 2010)	20,270	20,020
Additional paid-in-capital	6,723,447	6,223,697
Accumulated other comprehensive income	2,501,344	1,872,514
Reserved Fund	1,156,476	705,738
Retained earnings	486,194	5,589,685

Total stockholders’ equity	10,887,731	14,411,654

Total liabilities and stockholders' equity	$11,325,043	$15,088,832

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended
	June 30,
	2011	2010
		(Restated)
Revenue	$7,005,038	$5,133,890

Cost of revenue	7,316,886	2,100,700

Gross (loss) profit	(311,848)	3,033,190

Operating expenses

Selling, General and Administrative expenses	1,335,133	838,575

Total operating expenses	1,335,133	838,575

(Loss) income from continuing operations before other income (expenses)	(1,646,981)	2,194,615

Other income (expenses)

Interest income	29,754	275,005
Loss from disposal of property, plant and equipment	(1,306,179)	-
Impairment loss on construction in progress	(1,375,838)	-
Gain from disposal of intangible assets	415,613	-
Other income (expense)	5,048	(25)

Total other income (expenses)	(2,231,602)	274,980

(Loss) income before continuing operations before income taxes	(3,878,583)	2,469,595
Less: Provision for income taxes	774,171	676,060

Net (loss) income from continuing operations	(4,652,754)	1,793,535

Discontinued Operations:
Gain from discontinued operations	-	450,140
Less: income taxes	-	(112,535)
Income from discontinued operations	-	337,605

Net (loss) income	(4,652,754)	2,131,140

Other comprehensive income
Foreign currency translation gain	628,830	187,425

Total comprehensive (loss) income	$(4,023,924)	$2,318,565

Basic and diluted (loss) earnings per share:
Continuing Operations	$(0.23)	$0.09
Discontinued Operations	-	0.02
	$(0.23)	$0.11

Basic and diluted weighted average shares outstanding	20,170,685	20,020,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated Other			Total
	Common stock		Additional	Comprehensive	Reserved	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Fund	Earnings	Equity

Balance, June 30, 2009	20,020,000	$20,020	$6,223,697	$1,685,089	$341,524	$3,822,759	$12,093,089
Net income for the year	-	-	-	-	-	2,131,140	2,131,140
Reserved Fund	-	-	-	-	364,214	(364,214)	--
Foreign currency translation adjustment	-	-	-	187,425	-	-	187,425

Balance, June 30, 2010	20,020,000	20,020	6,223,697	1,872,514	705,738	5,589,685	14,411,654
Sales of common stock	250,000	250	499,750	-	-	-	500,000
Net loss for the year	-	-	-	-	-	(4,652,753)	(4,652,753)
Reserved Fund	-	-	-	-	450,738	(450,738)	-
Foreign currency translation adjustment	-	-	-	628,830	-	-	628,830
Balance, June 30, 2011	20,270,000	$20,270	$6,723,447	$2,501,344	$1,156,476	$486,194	$10,887,731

The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	June 30,
	2011	2010
		(Restated)
Cash flow from operating activities:
Net (loss) income	$(4,652,754)	$2,131,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	638,310	570,919
Amortization	229,563	200,938
Foreign currency exchange gain	(5,047)	-
Loss from disposal of property, plant and equipment	1,306,179	-
Impairment loss of construction in progress	1,375,838	-
Gain from disposal of intangible assets	(415,613)	-

Changes in operating assets and liabilities:
Accounts receivable	576,058	412,294
Prepaid expenses	470,933	(417,354)
Advance to suppliers	(25,348)	1,443,440
Interest receivable	-	54,786
Other receivables	679	(1,382)
Deferred production costs	(652,932)	-
Tax refund receivable	(325,155)	-
Accounts payable	(34,338)	5,119
Accrued expenses and other payables	12,450	(14,572)
Payroll payable	-	6,648
Income tax payable	(288,002)	85,329

Net cash (used in) provided by operating activities	(1,789,179)	4,477,305

Cash flows from investing activities
Purchase of property, plant and equipment	-	(1,248,122)
Proceeds from sales of property, plant and equipment	180,603	-
Acquisition of intangible assets	-	(1,914,900)
Proceeds from sales of intangible assets, net of $321,012 taxes paid associated with the disposal	735,145	-
Short-term investments in TV program production contracts	(6,035,185)
Additions to long term investment	-	2,191,457

Net cash used in investing activities	(5,119,437)	(971,565)

Cash flows from financing activities
Proceeds from borrowing	59,975	281,000
Proceeds from sale of stock	500,000	-

Net cash provided by financing activities	559,975	281,000

Effect of exchange rate changes in cash	147,106	149,912

Net increase in cash and cash equivalents	(6,201,535)	3,936,652

Cash and cash equivalents, beginning of year	6,219,438	2,282,786

Cash and cash equivalents, end of year	$17,903	$6,219,438

Supplemental Disclosures:
Cash paid during the year for:
Income taxes	$1,369,922	$801,955
Interest	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entity

The accounts of Hairong have been consolidated with the accounts of the Company because Hairong is a variable interest entity with respect to RDX, which is a wholly-owned subsidiary of the Company.  RDX is party to five agreements dated June 27, 2008 with the owners of the registered equity of Hairong and with Hairong.  In summary, the five agreements contain the following terms:

•
Consulting Services Agreement and Operating Agreement. These two agreements provide that RDX will be fully responsible for the management of Hairong, both financial and operational. RDX has assumed responsibility for the debts incurred by Hairong and for any shortfall in its registered capital. In exchange for these services and undertakings, Hairong pays a fee to RDX equal to the net profits of Hairong. In addition, Hairong pledges all of its assets, including accounts receivable, to RDX. Meanwhile, Hairong's shareholders pledged the equity interests of Hairong to RDX to secure the payment of the Fee.

•	Proxy Agreement. In this agreement, the shareholders of Hairong granted an irrevocable proxy to the person designated by RDX to exercise the voting rights and other rights of shareholder.

•
Option Agreement. In this agreement, the shareholders of Hairong granted to RDX the right to purchase all of their equity interest in the registered capital of Hairong or the assets of Hairong. The option may be exercised whenever the transfer is permitted under the laws of the PRC. The purchase price shall be equal to the original paid-in price of the Purchased Equity Interest by the Transferor, unless the applicable PRC laws and regulations require appraisal of the equity interests or stipulate other restrictions on the purchase price of equity interests. The agreement also contains covenants designed to prevent any material change occurring in the legal or financial condition of Hairong without the consent of RDX.

•
Equity Pledge Agreement. In this agreement, Hairong shareholders agree to pledge all the equity interest in Hairong to RDX as security for the performance of the obligation under the Consulting Services Agreement and the payment of Consulting Services Fees under each agreement.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

RDX may terminate the agreements at will.  Hairong may only terminate the agreements if (a) there is an unremedied breach by RDX, (b) the operations of RDX are terminated, (c) Hairong loses its business license, or (d) circumstances arise that materially and adversely affect the performance or objectives of the Agreement.  The Consulting Services Agreement, under which all revenues are assigned from Hairong to RDX, and the Equity Pledge Agreement have no expiration date.  The other three agreements terminate on June 27, 2018 unless extended by the parties.

In sum, the agreements transfer to RDX all of the benefits and all of the risk arising from the operations of Hairong, as well as complete managerial authority over the operations of Hairong.   RDX is the guarantor of all of the obligations of Hairong.  By reason of the relationship described in these agreements, Hairong is a variable interest entity with respect to RDX because the following characteristics identified in ASC 810-10-15-14 are present:

-
The holders of the equity investment in Hairong lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Hairong, having assigned their voting rights and all managerial authority to RDX.  (ASC 810-10-15-14(b)(1)).

-
The holders of the equity investment in Hairong lack the obligation to absorb the expected losses of Hairong, having assigned to RDX all revenue and responsibility for all payables.  (ASC 810-10-15-14(b)(2).

-
The holders of the equity investment in Hairong lack the right to receive the expected residual returns of Hairong, having granted to RDX all revenue as well as an option to purchase the equity interests at a fixed price.  (ASC 810-10-15-14(b)(3)).

Because the relationship between Hairong and RDX is entirely contractual, the Company’s interest in Hairong depends on the enforceability of those agreements under the laws of the PRC.  We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.  However, as the owners of the registered equity of Hairong are close business associates of our management, we do not believe that there is a significant risk that Hairong will seek to terminate the relationship or otherwise breach the agreements.  Accordingly, we believe that consolidation of the financial statements of Hairong with those of the Company is appropriate.

The carrying amount and classification of Hairong’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2011	June 30, 2010
		(Restated)
Total current assets	$7,702,677	$7,630,617
Total assets	11,309,520	15,018,535
Total current liabilities*	322,120	461,096
Total liabilities*	$322,120	$461,096

* Including intercompany accounts of $300,000 and $0 as at June 30, 2011 and June 30, 2010 be eliminated in consolidation.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RDX, and Hairong, which is deemed to be a variable interest entity of which RDX is the primary beneficiary as defined by ASC 810 “Consolidation of Variable Interest Entities.” All significant inter-company accounts and transactions have been eliminated in consolidation.

b. Use of estimates

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

c. Reclassification

Depreciation and amortization expenses of $517,154 and $186,280 of for the year ended June 30, 2010 have been reclassified from general and administrative expenses to cost of goods sold to conform to the current period presentation.  Loan payable of $286,000 as of June 30, 2010 has been reclassified from long term liabilities to current liabilities.  $6,648 of payroll payable as of June 30, 2010 has been reclassified from accrued expenses and other payables to payroll payable.  Such reclassifications had no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2011, substantially all the Company’s cash and cash equivalents are deposited at major banks located in the PRC. The Company’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

f. Accounts receivable and allowance for doubtful accounts

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of June 30, 2011 and June 30, 2010, the net accounts receivable were $434,749 and $976,304, respectively.

The carrying amount of accounts is reduced by allowance for doubtful accounts receivable, if any. The Company's policy is that for amounts that are aged between 6 months and 12 months, the Company records a 3% allowance for doubtful accounts.  If the receivable is aged over 12 months, the Company reserves 5% of the account as an allowance for doubtful accounts. In addition, the Company reviews balances in excess of payment terms.  Based on this review, which includes customer credit worthiness and history, general economic conditions and changes in customer payment patterns, the Company estimates the portion, if any, of the balance that will not be collected and records that amount as an additional reserve.

There was no allowance made for doubtful accounts as of June 30, 2011 and 2010.

g. Short-term Investments and Deferred Production Costs

In June 2011, we entered into three collaborative arrangements for total of RMB 77,210,000 (approximately $11.9 million) investment in television programs production.  As of June 30, 2011; we have paid RMB 44,327,500 (approximately $6.9 million).  The production for all three arrangements ends within one year.

The Company’s accounting policy is to evaluate the income statement classification for amounts due from or owed to other participants of the collaborative arrangements based on the nature of each activity.  For arrangements where the Company is responsible for the initial investment and entitle to a fixed return on investment and the other participants manage the day-to-day production and distribution activities as well as bear any additional cost overrun, the Company determines that it is not the principal in the transaction and therefore records the fixed return on investment as investment income. The initial investment is recorded as short-term investment. For two of the arrangements, the Company will recoup its investment cost plus 20% of return on investment before the other participant at the end of the contract period.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For arrangements where we jointly participate in production and distribution, as well as sharing the profit and loss in the arrangements, the Company records its pro-rata share of the distribution revenue as gross revenue and associated distribution costs in cost of revenue. The initial investment in the production of the TV program is recorded as deferred production costs on the consolidated balance sheets.

h. Property, plant and equipment

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

i. Other intangible assets

Other intangible assets include purchased software and are being amortized using the straight-line method over the lease term of 10 years.

j. Income taxes

The Company accounted for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2011 and 2010.

k. Revenue recognition

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Animation Design and Development

Our animation design and development contracts are unit-price contracts which set forth a price per minute of labor, an estimate of total labor, and the resulting sales price.  Revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably. Revenue is recognized on the percentage of completion method, measured on units of delivery basis by reference to the contractual unit price (RMB per minute) of work carried out during the period. When the outcome of a contract cannot be estimated reliably, revenue is recognized only when the contract is completed or substantially completed, and pending completion billings are accumulated on our balance sheets.

Cost of goods sold with reference to animation design and development includes direct labor costs and costs associated with any outsourcing of services. Since our animation design department is dedicated to that business, department overhead, including depreciation and amortization of assets, is also recorded as cost of goods sold. When the outcome of a contract can be estimated reliably and the stage of contract completion at the balance sheet date can be measured reliably, costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date on the same basis as revenue from the contract is recognized. When the outcome of a contract cannot be estimated reliably, costs are recognized only when the contract is completed or substantially completed, and pending completion costs are accumulated on our balance sheet, except that provision is made for expected losses.   The normal period of a contract is approximately one to six months.

Membership fees

The Company recognized revenue according to the period of membership by customers, members who paid the membership fees are granted with access rights to a website in a period of one year. The website no longer operates in the calendar year of 2010, and thus there is no membership fee income for the year ended June 30, 2011.

l. Fair value measurements and fair value of financial instruments

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

m. Foreign currency translation

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

June 30, 2011
Balance sheet	RMB 6.4635 to US $1.00
Statement of income and other comprehensive income	RMB 6.6278 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n. Statement of cash flows

FASB issued ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

o. Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share for the year ended June 30, 2011 and 2010.

p. Reserve Fund

Before June 20, 2006, Hairong was required to transfer 15% of its profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends.

q. Comprehensive Income

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

r. Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material impact to the Company’s financial results as they relate only to additional disclosures.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact to the Company’s financial position.

s. Recently Issued Accounting Pronouncements Not yet Adopted

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  This standard is not currently applicable to the Company because the Company currently does not have reporting units with zero or negative carrying amounts.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

✓	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.
✓	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.

The Company is currently evaluating the impact, and do not expect the adoption of this amendment have a material impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2011	June 30, 2010
		(Restated)
Buildings and Improvements	$1,741,653	$2,247,382
Office Furniture and Equipment	221,208	1,423,794
Vehicles	128,277	349,775
	2,091,138	4,020,951
Less: Accumulated depreciation	(816,611)	(861,633)
	1,274,527	3,159,318
Construction in progress	-	1,471,995
Property, plant and equipment, net	$1,274,527	$4,631,314

Depreciation expense for the year ended June 30, 2011 and 2010 were $638,310 and $570,919, respectively.

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Management determined that the construction in progress will not provide future benefit to the Company; therefore, the entire construction in progress balance was impaired as of June 30, 2011. Impairment loss expense for the year ended June 30, 2011 and 2010 were $ 1,375,838 and $0, respectively.

During the year ended June 30, 2011, the Company disposed property, plant and equipment with net book value totaled $1,486,782 and recorded a loss on disposal of $1,306,179.

4.  LAND USE RIGHT AND OTHER INTANGIBLE ASSETS, NET

Land use right and other intangible assets consist of the following:

June 30, 2011	At Cost	Accumulated Amortization	Net
Animation Software	$2,808,391	$484,516	$2,323,875
Other Software	13,671	5,230	8,441
	$2,822,062	$489,746	$2,332,316

June 30, 2010	At Cost	Accumulated Amortization	Net
Land Use Right	$342,098	$23,593	$318,505
Animation Software	2,673,795	245,034	2,428,761
Other Software	13,015	3,677	9,338
	$3,028,908	$272,304	$2,756,604

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LAND USE RIGHT AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

During the year ended June 30, 2011, the Company sold its land use right with net book value of $327,654 and recorded a gain on disposal of $415,613.

Total amortization expenses related to intangible assets were $229,563 and $200,938 in fiscal 2011 and 2010, respectively.

The following schedule sets forth the estimated amortization expense for the periods presented:

For the year ending June 30,
2012	282,206
2013	282,206
2014	282,206
2015	282,206
2016	282,206
Thereafter	921,286
2,332,316

5.  LOAN PAYABLE

	June 30, 2011	June 30, 2010
Loan payable to shareholder, Fu Zhiguo	$260,000	$240,000
Loan payable to former shareholder, Fu Qiang	85,975	46,000
	$345,975	$286,000

The loan payable is interest free and the Company intends to repay this note when repayment is demanded.  The carrying amount of the loan payable approximates their fair values.

6.  INCOME TAXES

Hairong is subject to income tax at the PRC statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the year ended June 30, 2011 and 2010 as follows:
	For the years ended
	June 30,
	2011	2010
		(Restated)
Current – PRC and US	$774,171	$676,060
Deferred – PRC and US	-	-
Total	$774,171	$676,060

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES (Continued)

The following is the reconciliation of income taxes at the calculated statutory rates:

	For the years ended June 30,
	2011	2010
		(Restated)
Income tax calculated at statutory rates	$(969,646)	$617,399
Tax effect of parent	85,836	58,661
Unrecognized tax benefit of current year tax losses	1,215,294	-
Permanent differences*	442,686	-
Provision for income taxes	$774,171	$676,060

*Permanent differences represent non-deductible entertainment expenses and impairment loss on construction in progress.

Deferred taxes are comprised of the following:

	June 30,	June 30,
	2011	2010
		(Restated)
Net of operating loss carryforward	$1,419,182	$87,150
Less: Valuation allowance	(1,419,182)	(87,150)
Total deferred income tax assets	$-	$-
The Company was incorporated in United States of America and is subject to United States of America tax law. No provisions for income taxes have been provided for the U.S. parent company as it has a taxable loss for the year ended June 30, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset. As of June 30, 2011, the Company had a net operating loss from continuing operations for United States federal income tax purposes of $599,669 which are available to carry back five years or offset future taxable income, if any, through 2030.  The valuation allowance for deferred tax assets as of June 30, 2011 and 2010 was $203,887 and $87,150, respectively.  The change in total allowance for the year ended June 30, 2011 and 2010 was an increase of $116,737 and $79,779, respectively.

Hairong incurred net operating loss from continuing operations for PRC income tax purpose of $4,984,746 during and as of the year ended June 30, 2011, which are available to carry forward to offset future taxable income, if any, through 2016.  The valuation allowance for deferred tax assets as of June 30, 2011 and 2010 was $1,215,295 and $0, respectively. The change in total allowance for the year ended June 30, 2011 and 2010 was an increase of $1,215,295 and $0, respectively.

The Company has permanently reinvested earnings in its foreign subsidiary. At June 30, 2011, $1,604,208 of accumulated earnings was permanently reinvested. At current tax rates, additionalfederal income taxes (net of available tax credits) of approximately $545,000 would become payable if such income were to be repatriated.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES (Continued)

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ended June 30, 2011, 2010 and 2009.  The Company had no uncertain positions that would necessitate recording of tax related liability.  The Company is subject to examination by the respective tax authorities.

7.  STOCKHOLDERS’ EQUITY

In November 2010 the Company sold 250,000 shares of common stock for $500,000 in a private placement to three investors.  As of June 30, 2011 and June 30, 2010, 100,000,000 shares have been authorized.  As of June 30, 2011 and 2010, 20,270,000 shares and 20,020,000 shares are outstanding, respectively.

In May 2011, Fu Qiang, the Company’s former Chairman and Chief Executive Officer, entered into a Resignation and Stock Transfer Agreement with Ieong Waifong and the Company. Pursuant to the Agreement, Fu Qiang transferred to Ieong Waifong five million shares of the Company;s common stock, representing 24.7% of the outstanding shares. Fu Qiang transferred the shares to Ieong Waifong without compensation. However, in the same Agreement Ieong Waifang granted to the Company an option to purchase the shares for a price of $.001 per share. The Company may exercise the option at any time prior to December 31, 2020. Ieong Waifong is not an employee or agent of the Company, nor does he have any other relationship with the Company other than ownership of the shares transferred to him by Fu Qiang.

The option can be settled only in shares and there are no circumstances under which any other settlement arrangement would arise.  Accordingly, pursuant to ASC 815-15-25-20, the “purchased call option that enables the issuer of an equity instrument (such as common stock) to reacquire the equity instrument would not be considered to be a derivative instrument by the issuer of the equity instrument.”

8.  SEGMENT INFORMATION

Segment revenue was as follows:

	2011	2010
Revenue:		(Restated)
Animation Design and Development	$7,005,038	$5,133,890
Consolidated revenue	$7,005,038	$5,133,890

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SEGMENT INFORMATION (Continued)

Segment profit was as follows:

	For the years ended June 30,
	2011	2010
Segment profit:		(Restated)
Animation Design and Development	$(1,646,981)	$2,194,615
Consolidated segment profit	$(1,646,981)	$2,194,615

Segment assets were as follows:

	June 30	June 30,
	2011	2010
Assets:		(Restated)
Animation Design and Development	$4,451,394	$15,018,535
TV Programs Production	669,529	-
Corporate	6,204,120	70,297
Consolidated assets	$11,325,043	$15,088,832

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

A reconciliation of the Company’s segment profit to the consolidated income before taxes for the years ended June 30, 2011 and 2010, is as follows:

	For the years ended June 30,
	2011	2010
		(Restated)
Segment (loss) profit	$(3,535,238)	$2,194,614
Other corporate (expenses) income	(343,345)	274,981
Total (loss) income before taxes	$(3,878,583)	$2,469,595

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

The Company has the following concentrations of business with suppliers constituting 10% or greater of net purchases:

	For the years ended
	June 30,
	2011	2010

Beijing Chenyang Animation Technologies Company	40.55%	*
Beijing Star Animation Studio	39.32%	*
Harbin Cheng Xin Electronic Technology Co., Ltd.	*	28.69%
Harbin Gong Dai Wai Tung Innovative Information Technology Co., Ltd.	*	71.31%

* Constitute less than 10% of the Company's purchase value.

The amount of the Company’s accounts payable for these two suppliers are nil as of June 30, 2011.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  RISKS AND UNCERTAINTIES (CONTINUED)

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s sales value:

	For the years ended
	June 30,
	2011	2010

Beijing Wanfang Xingxing Digital Tech.	14.02%	*
Harbin Sinwen Animation Co., Ltd.	12.82%	10.60%
Benxi Yige Amination Design Ltd.	*	22.89%
Shenzhen Global Digital Tech Co., Ltd.	36.62%	21.71%
Shanghai Amination Production Co., Ltd.	34.36%	18.55%
Guoji Trading Co., Ltd	*	11.65%

* Constitute less than 10% of the Company's sales value.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.  The Company’s accounts receivable value for the customers constituting 10% or greater of the Company’s sales value as of June 30, 2011:

	Amount	Percentage

Beijing Wanfang Xingxing Digital Tech.	$100,565	25.90%
Shenzhen Global Digital Tech Co., Ltd.	102,112	26.29%
Shanghai Amination Production Co., Ltd.	185,658	47.81%
	$388,335	100.00%

10.  EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the year using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options.  The following table sets forth the computation of basic and diluted net (loss) income per share:

	For The Years Ended
	June 30,
	2011	2010
		(Restated)
Net (loss) income	$(4,652,754)	$2,131,140

Basic weighted-average common shares outstanding	20,170,685	20,020,000
Dilutive effect of options, warrants, and contingently issuable shares	-	-
Diluted weighted-average common shares outstanding	20,170,685	20,020,000

(Loss) earnings per share – basic and diluted:
Continuing Operations	$(0.23)	$0.09
Discontinued Operations	-	0.02
	$(0.23)	$0.11

For the year ended June 30, 2011 and 2010, no options, warrants, and contingently issuable shares were included in the calculation of the Company’s diluted (loss) earnings per share because the Company did not have these financial instruments.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           RESTATEMENT

The financial statements of the Company for the year ended June 30, 2010 that are included in this Report have been restated to effectuate changes from the statements filed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.  The restatements were:

•
The results of operations of the Company’s network engineering business and its financial data services business, both of which were terminated before the reporting date for fiscal 2010, have been reclassified as discontinued operations.

•	$275,006 in interest earned on an investment has been reclassified from “Gain From Investment” to “Interest Income.”

•
$1,003,113 prepaid rent was incorrectly recorded as leasehold improvements, resulted in reclassification from property, plant and equipment to prepaid expenses and $501,557 was amortized as rent expense. The related accumulated depreciation totaling $59,400 was reversed.

The effect of the restatement on specific line items in our Consolidated Balance Sheet for the year ended June 30, 2010 was:

Balance Sheet	As Reported	As Restated

Prepaid expenses	$-	$501,557
Total Current Assets	7,199,358	7,700,914

Property, plant & equipment, net	5,575,027	4,631,314
Total Assets	15,530,988	15,088,832

Income tax payable	410,339	299,800
Loan payable	-	286,000
Total Current Liabilities	501,717	677,178

Loan payable	286,000	-
Total Liabilities	787,717	677,178

Accumulated other comprehensive income	1,873,933	1,872,514
Retained Earnings	5,919,884	5,589,685
Total Stockholders’ Equity	$14,743,271	$14,411,654

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           RESTATEMENT (CONTINUED)

The effect of the restatement on specific line items in our Statement of Operations for the year ended June 30, 2010 was:

Statements of Operations	As Reported	As Restated
Revenues	$6,087,486	$5,133,890
Cost of Goods Sold	1,657,885	2,100,700
Gross Profit	4,429,601	3,033,190

Selling, General and Administrative Expenses	1,344,581	838,575

Income from Operations	3,085,020	2,194,615

Interest Income	--	275,006
Gain from Investment	275,006	--

Income from Continuing Operations before Income Taxes	3,360,001	2,469,595
Provision for Income Taxes	898,662	676,060
Income from Continuing Operations	2,461,339	1,793,535

Income from Discontinued Operations	--	337,605
Other Comprehensive Income	$2,573,294	$2,318,565

Earnings Per Common Share – Basic and Diluted
Continuing Operations	$0.13	$0.09
Discontinued Operations	-	0.02
	$0.13	$0.11

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           RESTATEMENT (Continued)

The effect of the restatement on specific line items in our Consolidated Statement of Cash Flows for the year ended June 30, 2010 was:

	As Reported	As Restated

Net income	$2,461,339	$2,131,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629,904	771,857

Changes in operating assets and liabilities:
Prepaid expenses	84,202	(417,354)
Income tax payable	195,868	85,329
Net cash provided by operating activities	5,277,646	4,477,305

Cash flows from investing activities
Purchase of property, plant and equipment	(2,251,235)	(1,248122)
Purchase of intangible assets	(1,635,415)	(1,914,900)
Net cash used in investing activities	(1,695,193)	(971,565)

Effect of exchange rate changes in cash	73,198	149,912

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). That evaluation revealed that management of the Company on a number of occasions failed to apply appropriate accounting principles when preparing the Company’s financial statements, which resulted in the restatement described in Note 11 to the financial statements as well as errors in the presentation of the Company’s financial results for the interim quarters of fiscal 2011.  Accordingly, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weaknesses in our internal control over financial reporting.  This material weakness consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Harbin.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Harbin office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2011.

ITEM 9B  .OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Sheng Zhai	Chairman, Chief Executive Officer, Director	31	2010
John McFadden	Director	66	2010
Shaoqiu Xia	Director	64	2010
Hu Yumei	Chief Financial Officer	42	--

The following sets forth biographical information regarding the Company’s directors.

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

The Audit Committee consists of John J. McFadden and Shaoqiu Xia.  Mr. McFadden serves as the chairman of the Audit Committee.  The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Audit Committee oversees our accounting and financial reporting processes and procedures, reviews the scope and procedures of the internal audit function, appoints our independent registered public accounting firm and is responsible for the oversight of its work and the review of the results of its independent audits.  The Audit Committee met once during fiscal 2011.

The Board of Directors has determined that John J. McFadden, who serves as Chairman of the Audit Committee, is an audit committee financial expert by reason of his experience in corporate finance and investment banking.  Mr. McFadden is an independent director, within the definition of that term applicable to issuers listed on the NASDAQ Stock Market.

The Compensation Committee consists of John J. McFadden and Shaoqiu Xia.  Mr. Xia serves as chairman of the Compensation Committee.  The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Compensation Committee oversees the Company’s policies regarding compensation and benefits, evaluates the performance of the Company’s executive officers, reviews and approves the compensation of the Company’s executive officers, and sets the compensation for members of the Board of Directors.  The Compensation Committee met once during fiscal 2011.

The Nominating and Corporate Governance Committee consists of John J. McFadden and Shaoqiu Xia.  Mr. McFadden serves as chairman of the Nominating and Corporate Governance Committee.  The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee makes recommendations to the Board regarding nominees to be submitted to our shareholders for election at each annual meeting of shareholders, selects candidates for consideration by the full Board to fill any vacancies on the Board, and oversees all of our corporate governance matters.  The Nominating and Corporate Governance Committee did not meet during fiscal 2011.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Nominating and Corporate Governance Committee will consider candidates recommended by shareholders. Any shareholder who intends to present a director nomination proposal for consideration at the 2012 Annual Meeting of shareholders and intends to have that proposal included in the proxy statement and related materials for the 2012 Annual Meeting, must deliver a written copy of the proposal to our Company’s principal executive offices no later than the deadline, and in accordance with the notice procedures specified in the applicable requirements of SEC Rule 14a-8.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended June 30, 2011, except that Messrs. Zhai, McFadden and Xia failed to file a Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of China Digital Animation to Fu Qiang, the Company’s Chief Executive Officer until May 27, 2011, and to Hu Yumei, its Chief Financial Officer, for services rendered in all capacities to the Company during the years ended June 30, 2011, 2010 and 2009.  There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2011 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Fu Qiang	2011	$70,000	--	--	--		(1)
	2010	$8,772	--	--	--		(1)
	2009	$8,772	--	--	--		(1)

Hu Yumei	2011	$10,982	--	--	--	--
	2009	$6,100	--	--	--	--
	2008	$5,263
_______________________________
(1)	Until his resignation, Hairong permitted Fu Qiang to use for personal business an automobile purchased by Hairong for $168,621.

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

The following table summarizes the total compensation earned by all non-employee Directors during the year ended June 30, 2011:

Director Summary Compensation for Fiscal 2010
Name	Fee Earned or Paid in Cash($)	All Other Compensation ($)(1)	Total ($)
Andrew Mininger(2)	$36,000	$33,200	$69,200
John McFadden	$24,000	$25,200	$49,200
Shaoqiu Xia	$1,569	--	$1,569

(1)	Represents the market value on date of grant of common stock issued to the director.
(2)	Mr.. Mininger resigned from the Board in July 2011.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended June 30, 2011 and those options held by him and her on June 30, 2011.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Sheng Zhai	--	--	--	--	--	--
Hu Yumei	--	--	--	--	--	--
The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended June 30, 2011 and held by them unvested at June 30, 2011.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Sheng Zhai	--	--
Hu Yumei	--	--

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Sheng Zhai, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 20,290,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Owner(2)	Percentage of Class
Sheng Zhai	500,000	2.5%
John McFadden	20,000	0.1%
Shaoqiu Xia	10,000	0.1%
All officers and directors as a group (4 persons)	530,000	2.6%
Ieong Waifong(1)	5,000,000(2)	24.7%
Fu Zhiguo(2)	1,300,000	6.4%
________________________________
(1)	The address for Ieong Waifong is No. 4, 30th Floor, Unit E, XinYi Garden, 9 XieLu, HeishaHuan, Macau.
(2)
The shares held by Ieong Waifong are subject to an option granted by him to the Company.  The Company may exercise the option to purchase the shares for a price of $.001 per share at any time before 2020.

(3)	The address for Fu Zhiguo is 15 West 39th Street, Suite 14A, New York, NY 10018.
(4)	All shares are owned both of record and beneficially.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From time to time during the years ended June 30, 2011 and 2010, the Company borrowed funds from Fu Qiang, who was its Chief Executive Officer during that period. The loans were taken in order to pay expenses incurred in the United States.  The first loan of $5,000 was made in August 2009, followed by additional loans that brought the balance due to $95,975.  $10,000 was repaid to Mr. Fu in May 2011.  The loans are interest-free and due on demand.

None of the officers or directors of China Digital Animation has engaged in any transaction with China Digital Animation or its subsidiaries during the past two fiscal years or the current fiscal year that had a transaction value in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets as of June 30, 2011 and June 30, 2010.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ National Market System:  John McFadden and Shaoqiu Xia.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company engaged EFP Rotenberg, LLP to serve as its independent registered public accountant in December 2010.  Prior to that engagement, P.C. Liu, CPA P.C. had served as the independent registered public accountant for China Digital Animation.

Audit Fees

EFP Rotenberg, LLP billed $45,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2011.
P.C. Liu, CPA P.C. billed $45,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended June 30, 2010.

Audit-Related Fees

EFP Rotenberg, LLP billed $5,000 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the fiscal 2011 audit or review of the quarterly financial statements.  P.C. Liu, CPA P.C. billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the fiscal 2010 audit or review of the quarterly financial statements.

Tax Fees

EFP Rotenberg, LLP billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.  P.C. Liu, CPA P.C. billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

EFP Rotenberg billed $0 to the Company in fiscal 2011 for services not described above.  P.C. Liu, CPA P.C. billed $0 to the Company in fiscal 2010 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by EFP Rotenberg, LLP or P.C. Liu, CPA P.C.

Subcontracted Services

The hours expended on EFP Rotenberg LLP’s engagement to audit the Company’s financial statements for the year ended June 30, 2011 that were attributed to work performed by persons other than full-time permanent employees of EFP Rotenberg, LLP was not greater than 50% of the total hours expended.

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

14.	Employee Code of Business Conduct and Ethics - filed as an exhibit to the Current Report on Form 8-K filed on May 4, 2010 and incorporated herein by reference.

21	Subsidiaries – RDX Holdings Limited , British Virgin Islands corporation

31.1	Rule 13a-14(a) Certification - CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications
_____________________________________
(1)	Filed as an Exhibit to the Current Report on Form 8-K dated November 12, 2008 and filed on November 12, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.

Date: October 13, 2011	By: /s/ Sheng Zhai
Sheng Zhai, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Sheng Zhai	October 13, 2011
Sheng Zhai
Director, Chief Executive Officer

/s/ Hu Yumei	October 13, 2011
Hu Yumei
Chief Financial and Accounting Officer

John McFadden	October 13, 2011
John McFadden, Director

/s/ Shaoqiu Xia	October 13, 2011
Shaoqiu Xia, Director