Form 10-Q
period 2011-09-30
China Digital Animation Development, Inc.
filed 2011-11-21
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___    No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

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

November 21, 2011
Common Voting Stock: 20, 290,000

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,253	$17,903
Accounts receivable	164,655	434,749
Other receivables	2,588	4,108
Advance to suppliers	-	25,992
Short term investments	6,254,691	6,188,598
Deferred production costs	947,351	669,529
Tax refund receivable	336,982	333,421
Prepaid expenses	-	43,900
Total current assets	7,718,520	7,718,200

Property, plant and equipment, net	1,242,552	1,274,527
Intangible assets, net	2,285,919	2,332,316
Total assets	$11,246,991	$11,325,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	12,822	-
Loan payable	355,975	345,975
Accrued expenses and other payables	79,398	91,337
Total current liabilities	448,195	437,312

Total liabilities	448,195	437,312

Commitments and contingencies	-	-

Stockholders' Equity

Preferred stock ($0.001 par value, 5,000,000 shares authorized, no share issued and outstanding at September 30 and June 30, 2011)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 20,290,000 and 20,270,000 shares issued and outstanding at September 30 and June 30, 2011, respectively)	20,290	20,270
Additional paid-in-capital	6,769,227	6,723,447
Accumulated other comprehensive income	2,618,182	2,501,344
Statutory reserved fund	1,156,476	1,156,476
Retained earnings	234,621	486,194

Total stockholders’ equity	10,798,796	10,887,731

Total liabilities and stockholders' equity	$11,246,991	$11,325,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended
	September 30,	September 30,
	2011	2010
		(restated)

Revenue	$458,429	$1,805,859

Cost of goods sold	510,512	1,819,181

Gross loss	(52,083)	(13,322)

Operating expenses

Selling, General and Administrative expenses	203,182	537,876

Total operating expenses	203,182	537,876

Loss from operations before other income (expenses)	(255,265)	(551,198)

Other income (expenses)

Interest income	497	2,015
Other income	3,195	-

Total other income	3,692	2,015

Loss from operations before income taxes	(251,573)	(549,183)
Provision for income taxes	-	276,171

Net loss	(251,573)	(825,354)

Other comprehensive income
Foreign currency translation gain	116,838	117,394

Total comprehensive loss	$(134,735)	$(707,960)

Basic and diluted loss per share	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	20,284,783	20,020,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	September 30,
	2011	2010
		(restated)
Cash flow from operating activities:
Net loss	$(251,573)	$(825,354)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,460	250,010
Amortization	71,105	94,732
Stock based compensation	45,800	-

Changes in operating assets and liabilities:
Accounts receivable	270,771	238,283
Prepaid expenses	44,245	119,260
Advances to suppliers	26,196	-
Other receivables	1,559	(3,687)
Deferred production costs	(269,912)	-
Accounts payable	12,786	1,468,711
Accrued expenses and other payables	(12,140)	11,365
Payroll payable	-	77
Income tax payable	-	(23,593)

Net cash (used in) provided by operating activities	(15,703)	1,329,804

Cash flows from financing activities
Proceeds from loans payable	10,000	-

Net cash provided by financing activities	10,000	-

Effect of exchange rate changes in cash	53	1,216

Net (decrease) increase in cash and cash equivalents	(5,650)	1,331,020

Cash and cash equivalents, beginning of period	17,903	6,219,438

Cash and cash equivalents, end of period	$12,253	$7,550,458

Supplemental Disclosures:

Cash paid during the period for:

Income taxes	$-	$415,224

Interest	$-	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

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

RDX is engaged in the business of managing the assets and operations of Heilongjiang Hairong Science and Technology Development Co., Ltd. (“Hairong”), a corporation organized under the laws of The People's Republic of China. Hairong is primarily engaged in animation design and development. Hairong operates its business primarily in the PRC with its headquarters in Harbin city, Heilongjiang province.

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

●
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

●	Proxy Agreement. In this agreement, the shareholders of Hairong granted an irrevocable proxy to the person designated by RDX to exercise the voting rights and other rights of shareholder.

●
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

●
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
(UNAUDITED)

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

The carrying amount and classification of Hairong’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2011	June 30, 2011
	(unaudited)
Total current assets	$7,718,046	$7,702,677
Total assets	11,246,517	11,309,520
Total current liabilities*	322,759	322,120
Total liabilities*	$322,759	$322,120

* Including intercompany accounts of $300,000 and $0 as at September 30 and June 30, 2011 be eliminated in consolidation.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting only or normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2011, filed on October 13, 2011 (the “Annual Report”).

b.  Principle of consolidation

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

d.  Reclassification

Depreciation and amortization expenses of $70,724 and $67,116 for the three months ended September 30, 2010 have been reclassified from general and administrative expenses to cost of goods sold to conform to the current period presentation.  Such reclassifications had no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

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

f.  Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2011, substantially all the Company’s cash and cash equivalents are deposited at major banks located in the PRC. The Company’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There was no allowance made for doubtful accounts as of September 30 and June 30, 2011.

h.  Short-term Investments and Deferred Production Costs

In June 2011, we entered into three collaborative arrangements for total of RMB 77,210,000 (approximately $12.1 million) investment in television programs production.  As of September 30, 2011, we have paid RMB 46,058,500 (approximately $7.2 million).  The production for all three arrangements ends within one year.

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

For arrangements where we jointly participate in production and distribution, as well as sharing the profit and loss in the arrangements, the Company records its pro-rata share of the distribution revenue as gross revenue and associated production and distribution costs in cost of revenue. The initial investment in the production of the TV program is recorded as deferred production costs on the consolidated balance sheets.

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

j.  Intangible assets

Intangible assets include purchased software and are being amortized using the straight-line method over useful life of 10 years.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Income taxes

The Company accounted for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at September 30 and June 30, 2011.

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

 The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.  Fair value measurements and fair value of financial instruments (continued)

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

September 30, 2011
Balance sheet	RMB 6.3952 to US $1.00
Statement of income and other comprehensive income	RMB 6.4132 to US $1.00

June 30, 2011
Balance sheet	RMB 6.4635 to US $1.00
Statement of income and other comprehensive income	RMB 6.6278 to US $1.00

September 30, 2010
Balance sheet	RMB 6.68 to US $1.00
Statement of income and other comprehensive income	RMB 6.7613 to US $1.00

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share for the three months ended September 30, 2011 and 2010.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

t.  Recently Issued Accounting Pronouncements Not yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

●	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

●	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to adopt the amendments in this Update effective July 1, 2012.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.             GOING CONCERN

The Company has incurred significant continuing losses during the three months ended September 30, 2011 and the year ended June 30, 2011 and has relied on the Company’s registered capital to fund operations. As of September 30, 2011, we had cash and equivalents on hand of $12,253. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2011, our working capital of $7.3 million is mostly attributable to the three TV series production collaborative arrangements, which are recorded in short term investments and deferred production costs totaling $7.2 million.  In addition, as of September 30, 2011, we have contractual commitment to invest an additional $4.9 million in these arrangements. There is a possibility that we might not be able to recoup our investment cost or the return on investments on these collaborative arrangements may not materialize. As of September 30, 2011, the Company had limited cash resources, and management has not yet determined how the company will fund these obligations.

4.             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2011	June 30, 2011
Buildings and Improvements	$1,760,254	$1,741,653
Office Furniture and Equipment	223,571	221,208
Vehicles	129,647	128,277
	2,113,472	2,091,138
Less: Accumulated depreciation	(870,920)	(816,611)
Property, plant and equipment, net	$1,242,552	$1,274,527

Depreciation expense for the three months ended September 30, 2011 and 2010 were $45,460 and $250,010, respectively.

5.             INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

September 30, 2011	At Cost	Accumulated Amortization	Net
Animation Software	$2,838,385	$560,652	$2,277,733
Other Software	13,817	5,631	8,186
	$2,852,202	$566,283	$2,285,919
June 30, 2011	At Cost	Accumulated Amortization	Net
Animation Software	$2,808,391	$484,516	$2,323,875
Other Software	13,671	5,230	8,441
	$2,822,062	$489,746	$2,332,316

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.             INTANGIBLE ASSETS, NET (Continued)

Total amortization expenses related to intangible assets for the three months ended September 30, 2011 and 2010 were $71,105 and $94,732, respectively.

The following schedule sets forth the estimated amortization expense for the periods presented:

For the year ending June 30,
2012	213,915
2013	285,220
2014	285,220
2015	285,220
2016	285,220
Thereafter	931,124
2,285,919

6.             LOAN PAYABLE

	September 30,	June 30,
	2011	2011
Loan payable to shareholder, Fu Zhiguo	$270,000	$260,000
Loan payable to former shareholder, Fu Qiang	85,975	85,975
	$355,975	$345,975

The loan payable is interest free and the Company intends to repay this note when repayment is demanded.  The carrying amount of the loan payable approximates their fair values.

7.             INCOME TAXES

Hairong is subject to income tax at the PRC statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s provisions for income taxes for the three months ended September 30, 2011 and 2010 as follows:

	For the three months ended
	September 30,
	2011	2010
		(restated)
Current – PRC and US	$-	$276,171
Deferred – PRC and US	-	-
Total provision for income taxes	$-	$276,171

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.             INCOME TAXES (Continued)

Deferred taxes are comprised of the following:

	September 30,	June 30,
	2011	2011

Net of operating loss carryforward	$1,519,366	$1,419,182
Less: Valuation allowance	(1,519,366)	(1,419,182)
Total deferred income tax assets	$-	$-

The Company was incorporated in United States of America and is subject to United States of America tax law. No provisions for income taxes have been provided for the U.S. parent company as it has a taxable loss for the three months ended September 30, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset. As of September 30, 2011, the Company had a net operating loss from continuing operations for United States federal income tax purposes of $670,764 which are available to carry back five years or offset future taxable income, if any, through 2030.  The valuation allowance for deferred tax assets as of September 30, 2011 and June 30, 2011 was $228,060 and $203,887, respectively.  The change in total allowance for the three months ended September 30, 2011 was an increase of $24,173.

Hairong incurred net operating loss from continuing operations for PRC income tax purpose of $5,165,224 as of September 30, 2011, which are available to carry forward to offset future taxable income, if any, through 2016.  The valuation allowance for deferred tax assets as of September 30, 2011 and 2010 was $1,291,306 and $0, respectively. The change in total allowance for the three months ended September 30, 2011 was an increase of $76,011.

The Company did not recognize any interest or penalties related to unrecognized tax benefits for the three months ended September 30, 2011 and 2010.  The Company had no uncertain positions that would necessitate recording of tax related liability.  The Company is subject to examination by the respective tax authorities.

8.             STOCKHOLDERS’ EQUITY

In May 2011, Fu Qiang, the Company’s former Chairman and Chief Executive Officer, entered into a Resignation and Stock Transfer Agreement with Ieong Waifong and the Company. Pursuant to the Agreement, Fu Qiang transferred to Ieong Waifong five million shares of the Company’s common stock, representing 24.7% of the outstanding shares. Fu Qiang transferred the shares to Ieong Waifong without compensation. However, in the same Agreement Ieong Waifang granted to the Company an option to purchase the shares for a price of $.001 per share. The Company may exercise the option at any time prior to December 31, 2020. Ieong Waifong is not an employee or agent of the Company, nor does he have any other relationship with the Company other than ownership of the shares transferred to him by Fu Qiang.

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

On July 25, 2011, the Company issued 20,000 shares of common stock to two independent directors for their past and future services as independent directors. Fair value of the common stock issued totaled $58,400.  As of and for the three months ended September 30, 2011, the Company recognized $45,800 as stock based compensation expense.  The remaining $12,600 will be recognized as stock based compensation expense ratably over the reminder service period through April 2012.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.             SEGMENT INFORMATION

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

The Company has two segments, Animation Design and Development and TV Programs Production.  The TV Programs Production segment was started in June 2011 when the Company entered into a collaborative arrangement to produce and distribute TV program, as discussed in Note 2h. As of September 30 and June 30, 2011, the TV Programs Production segment was in production stage and has not begun to generate revenue.

Segment revenue was as follows:

	Three months ended
	September 30,
	2011	2010
Revenue:		(restated)
Animation Design and Development	$458,429	$1,805,859
Consolidated revenue	$458,429	$1,805,859

Segment profit was as follows:

	Three months ended
	September 30,
	2011	2010
Segment profit:		(restated)
Animation Design and Development	$(180,478)	$(484,432)
Consolidated segment profit	$(180,478)	$(484,432)

Segment assets were as follows:

	September 30	June 30,
	2011	2011
Assets:
Animation Design and Development	$4,044,476	$4,451,394
TV Programs Production	947,351	669,529
Corporate	6,255,164	6,204,120
Consolidated assets	$11,246,991	$11,325,043

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.             SEGMENT INFORMATION (Continued)

A reconciliation of the Company’s segment profit to the consolidated income before taxes for the three months ended September 30, 2011 and 2010, is as follows:

	For the three months ended
	September 30,
	2011	2010
		(restated)
Segment (loss)	$(180,478)	$(484,432)
Other corporate (expenses) income	(71,095)	(64,751)
Total (loss) income before taxes	$(251,573)	$(549,183)

10.  RISKS AND UNCERTAINTIES

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2011 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

The Company has the following concentrations of business with suppliers constituting 10% or greater of net purchases:

	For the three months ended
	September 30,
	2011	2010
		(restated)
Beijing Chenyang Animation Technologies Company	93%	52.01%
Beijing Star Animation Studio	*	47.99%

* Constitute less than 10% of the Company's purchases value.

The amount of the Company’s accounts payable for the supplier is nil as of September 30, 2011.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  RISKS AND UNCERTAINTIES (Continued)

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s sales value:

	For the three months ended
	September 30,
	2011	2010
Beijing Wanfang Xingxing Digital Tech.	80.00%	10.65%
Harbin Sinwen Animation Co., Ltd.	*	17.20%
Shenzhen Global Digital Tech Co., Ltd.	10.00%	41.36%
Shanghai Animation Production Co., Ltd.	10.00%	30.79%

* Constitute less than 10% of the Company's sales value.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.  The Company’s accounts receivable value for the customers constituting 10% or greater of the Company’s sales value as of September 30, 2011:

	Amount	Percentage
Beijing Wanfang Xingxing Digital Tech.	$164,655	100%

11.           EARNINGS PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the year using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options.  The following table sets forth the computation of basic and diluted net loss per share:

	For The Three Months Ended
	September 30,
	2011	2010
		(restated)
Net loss	$(251,573)	$(825,354)

Basic weighted-average common shares outstanding	20,284,783	20,020,000
Dilutive effect of options, warrants, and contingently issuable shares	-	-
Diluted weighted-average common shares outstanding	20,284,783	20,020,000

Loss per share:
Basic and diluted	$(0.01)	$(0.04)

For the three months ended September 30 2011 and 2010, no options, warrants, and contingently issuable shares were included in the calculation of the Company’s diluted loss per share because the Company did not have these financial instruments.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.           COMMITMENTS AND CONTINGENCIES

Collaborative Arrangements

As discussed in Note 2h, in June 2011, the Company entered into three collaborative arrangements to invest in and participate in television programs production.  Total commitment in the three arrangements is RMB 77,210,000 (approximately $12.1 million).  As of September 30, 2011, the Company has paid RMB 46,058,500 (approximately $7.2 million), the remaining RMB 31,151,500 (approximately $4.9 million investment will be paid at various time period within one year.

13.           RESTATEMENT

The financial statements of the Company for the three months ended September 30, 2010 that are included in this Report have been restated to effectuate changes from the statements filed in the Company’s Annual Report on Form 10-Q for the three months ended September 30, 2010.  The restatements were:

●
To adjust prepaid rent of $637,161 incorrectly recorded as leasehold improvements, resulted in reclassification from property, plant and equipment to prepaid expenses and $125,900 was amortized as rent expense. The related accumulated depreciation totaling $41,615 was reversed.

●	To record the previously omitted cost of goods sold totaled $1,444,689 incurred and payable during the three months ended September 30, 2010.

The effect of the restatement on specific line items in our Statement of Operations for the three months ended September 30, 2010 was:

Statements of Operations	As Reported	As Restated

Cost of Goods Sold	$236,653	$1,819,181
Gross (Loss) Profit	1,569,206	(13,322)

Selling, General and Administrative expenses	531,288	537,876

(Loss) Income from Operations before Other Income (Expenses)	1,037,918	(551,198)

(Loss) Income from Operations before Income Taxes	1,039,933	(549,183)

Net (Loss) Income	763,762	(825,354)

Foreign Currency Translation Gain	254,476	117,394

Total Comprehensive (Loss) Income	1,018,238	(707,960)

(Loss) Earnings Per Common Share
- Basic and Diluted	$0.05	$(0.04)

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           RESTATEMENT (Continued)

The effect of the restatement on specific line items in our Consolidated Statement of Cash Flows for the three months ended September 30, 2010 was:

Statements of Cash Flows	As Reported	As Restated

Net (Loss) Income	$763,762	$(825,354)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326,214	344,742

Changes in operating assets and liabilities:
Prepaid expenses	-	119,260
Accounts payable	6,441	1,468,711
Income tax payable	(134,132)	(23,593)
Net cash provided by operating activities	1,208,323	1,329,804

Effect of exchange rate changes in cash	122,697	1,216

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Digital Animation Development, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

China Digital Animation Development Inc. (“China Digital”), through its operating company, Heilongjiang Hairong Science and Technology Development Co., Ltd., a joint stock company organized under the laws of The People’s Republic of China (“Hairong”), has, for the past three years, engaged primarily in the business of digital animation production.

Recently we re-assessed our position in the animation development marketplace.  Our perception was that the animation industry in China has grown to a point at which we will soon be no longer able to compete effectively.  In recent years, however, due to the emphasis that the Chinese government has placed on the development of the animation industry, the market has become thick with competition.  Despite the funds and efforts that we devoted to marketing, in fiscal 2011 we found it impossible to secure the quantity of contracts that we required at bid prices that would yield profits to us.  Moreover, due to constant and rapid improvements in the equipment and software used in our industry, to remain competitive would require us to devote continual capital expenditures for upgrades and additions to our animation production facilities.  Management’s decision, therefore, was to re-orient our business model from one based on utilization of a state-of-the-art in-house capacity, to one in which we utilize our long-standing customer contacts and project management skills to obtain and manage project contracts while outsourcing most of the actual development work.   With this new business model, we will be able to more selectively choose the projects we work on, as we will no longer have the need to make constant use of an extended staff and expensive facilities.  To reorient our business model in this manner, during fiscal year 2011 we liquidated a large portion of our animation development property and equipment, and reduced our animation development staff to a modest crew.  As a result, in the first quarter of fiscal year 2012, we had much lower selling, general and administrative expenses than in the first quarter of the prior fiscal year.

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

To date, we have paid 46,058,500 RMB (approximately $7.2 million) on account of these investments.  The production of all three is scheduled to be completed within one year.  At that time, on the two projects in which we are non-participating investors, we are entitled to recoup our investment plus a 20% profit from the income earned by the properties before other participants share in income.  In the “Yuan Da Qian Cheng” project, for which we are providing both cash and development services, we are entitled to a share in the profits from distribution.

Results of Operations

All of our revenue in the three month periods ended September 30, 2011 and 2010 was earned by our animation developers.  Our investments in media projects will not produce revenue until calendar year 2012.  The 75% reduction in our revenue from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, however, reflects our decision to significantly reduce our involvement in the animation development industry.  In each period the costs of outsourcing most of the production, combined with allocation of our remaining development overhead, led to a gross loss, $52,083 in the three months ended September 30, 2011, $13,322 in the three months ended September 30, 2010.

During the first quarter of fiscal 2011, before we liquidated a large portion of our animation development operation, we needed to keep our facilities occupied and our large staff of animation developers busy, which necessitated that we obtain a steady flow of contracts.  Toward that end, we devoted a large allocation of resources to marketing.  Currently, with our reduced facilities and reduced staff, we can rely primarily on our business contacts for marketing.  The change is reflected in the reduction of selling, general and administrative expenses from $537,876 in the first quarter of fiscal 2011 to $203,182 in the first quarter of fiscal 2012.

After adding our operating expenses to our gross loss, we realized a net loss of $251,573 for the three months ended September 30, 2011, or $.01 per share.  During the three months ended September 30, 2010 we realized a net loss of $825,354, or $.04 per share.

For the coming year, the greater portion of our assets will be invested in film and television program production.  The value of broadcasting rights and license of films and TV programs has increased, and the sales from distribution of copies of films and TV series over the internet have also jumped in the past few years.  In June 2011, we entered into three collaborative arrangements requiring us to invest a total of RMB 77,210,000 (approximately $12.19 million) in television program production.  As of September 30, 2011, we have paid RMB 46,058,500 (approximately $7.2 million).  The production for all three arrangements ends within one year, at which time the Company will obtain back its investment cost plus 20% of return on investment for two of the arrangements.  For one of the arrangements, the Company is entitled to its pro-rata share of the profits from distribution of the TV series. Our current plan is to re-dedicate the proceeds of the investments to our animation development business.  Management will spend the interim period, however, reviewing the Company’s prospects in that industry and determining the appropriate future course for our business.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended September 30, 2011, the unrealized gain on foreign currency translations added $116,838 to our accumulated other comprehensive income.

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

This program of internal financing has left us with a balance sheet that, at September 30, 2011, included no debt, either short-term or long-term, other than the $355,975 in loans payable to either Fu Qiang or Fu Zhiguo.  It also left us with working capital of $7,270,325 at September 30, 2011, a decrease of $10,563 during the three months then ended.  Included in our working capital at September 30, 2011 was $6,254,691 in short-term investments, specifically investments in two media production projects, and $947,351 in deferred production costs that represent our cash contribution to a media project in which we are both participating and investing.  These investments represent our efforts to achieve a reasonable return on our cash resources, better at least than the 0.4% interest offered by China’s banks, while we determine the future direction of our Company.

Despite the loss of $251,573 that we incurred in the three months ended September 30, 2011, our operations used only $15,702 in cash.  The disparity occurred primarily because we reduced our accounts receivable by $270,094 as our level of operations fell, and we used $43,900 in prepaid credits that we had funded in prior years, both of which events reduced our cash usage.

Going forward, we have a contractual obligation to provide an additional 31,151,500 RMB ($4,871,000) to fund the three media production projects in which we have invested.  We have not yet determined how we will fund those obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011 (the “Evaluation Date”).  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  That evaluation revealed that management of the Company on a number of occasions failed to apply appropriate accounting principles when preparing the Company’s financial statements, which resulted in the restatement described in Note 12 to the financial statements as well as errors in the presentation of the Company’s financial results for the interim quarters of fiscal 2011.  Accordingly, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

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

Item 1.   Legal Proceedings

None.

Item 1A    Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

   . In July 2011 the Company issued a total of 20,000 shares of common stock to two of the members of its board of directors.  The shares were granted in consideration of services, and were valued at the market value on the date when the obligation to issue the shares accrued.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance did not involve a public offering of securities.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2012.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certification

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: November 21, 2011	By: /s/ Sheng Zhai
Sheng Zhai, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Financial Officer, Chief Accounting Officer