Form 10-Q/A
period 2010-09-30
China Digital Animation Development, Inc.
filed 2011-11-23
CIK 928835

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

November 22, 2010
Common Voting Stock: 20,020,000

Amendment No. 1

This amendment is being filed in order to:

•	Restate the financial statements to reclassify $1,019,457 prepaid rent from leasehold improvements to prepaid expenses and accrue the rent payable for the quarter ended September 30, 2010.
•	Restate the financial statements to correct the failure to accrue $1,462,270 in expenses resulting from outsourcing of development activities.
•	Reclassify the results of operations of the Company’s financial data services business as results of a discontinued operation.
•	Replace “Basis of Presentation” with “Principles of Consolidation” in Note 2 to the Consolidated Financial Statements.
•	Modify the disclosure in Note 5, “Land Use Right and Other Intangible Assets.”
•	Expand the disclosure in Note 7, “Income Taxes.”
•	Modify the disclosure in Note 8, “Segment Information.”
•	Modify the disclosure in Item 2, “Management’s Discussion and Analysis” to conform to the restated financial statements.
•	Expand the disclosure in Item 2, “Management’s Discussion and Analysis - Liquidity and Capital Resources” regarding related party loans.
•	Modify the disclosure in Item 4, “Controls and Procedures.”

No other changes have been made to the disclosure in this report, nor has the information in this report been updated.  Reference should be made to reports filed more recently by the Company for more current information.

PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2 & 3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 24

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010	June 30, 2010
	(Restated, Unaudited)	(Restated)

Current Assets:
Cash and Cash Equivalents	$7,550,458	$6,219,438
Accounts Receivable, net	738,021	976,304
Other Receivables	7,302	3,615
Prepaid Expenses	382,296	501,557

Total Current Assets	8,678,077	7,700,914

Non-current Assets:
Property, Plant and Equipment, net	4,452,567	4,631,314
Land Use Right and Other Intangible Assets, net	2,706,786	2,756,604

Total Assets	$15,837,431	$15,088,832

"Continued on next page"

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2010	June 30, 2010
	(Restated, Unaudited)	(Restated)

Current Liabilities:
Accounts Payable	$1,503,049	$34,338
Payroll Payable	6,725	6,648
Tax Payable	276,207	299,800
Loans from Shareholders	286,000	286,000
Accrued Expenses and Other Payable	61,756	50,391

Total Current Liabilities	2,133,738	677,178

Total Liabilities	2,133,738	677,178

Stockholders' Equity:
Common Stock, par value $0.001, 500,000,000 authorized
20,020,000 shares issued and outstanding as of September 30
and June 30, 2010	20,020	20,020
Additional Paid in Capital	6,277,697	6,277,697
Accumulated Other Comprehensive Income	1,989,908	1,872,514
Reserved Fund	705,738	705,738
Retained Earnings	4,710,329	5,535,683

Total Stockholders' Equity	13,703,692	14,411,652

Total Liabilities and Stockholders' Equity	$15,837,431	$15,088,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended September 30,
	2010	2009
	(Restated)	(Restated)

Revenues	$1,805,859	$1,016,649

Cost of Goods Sold	1,681,341	211,905

Gross Profit	124,518	804,744

Operating Expenses:
Sales Expenses	101,757	57,441
General and Administrative Expenses	573,959	262,909

Total Operating Expenses	675,716	320,350

Income from Operations before Other Income (Expenses)	(551,198)	484,394

Other Income (Expenses):
Interest Income (Expense), net	2,015	84,595
Gains from Disposal of Fixed Assets	-	(26)

Total Other Income (Expenses)	2,015	84,570

Income Before Income Taxes	(549,183)	568,964

Provision For Income Taxes	276,171	144,897

Income (Loss) from Continuing Operations	(825,354)	424,066

Discontinued Operations:
Income (Loss) from Discountinued Operations	-	79,048
Less: Taxes	-	(19,762)

Income (Loss) from Discontinued Operations	-	59,286

Net Income	(825,354)	483,352

Other Comprehensvie Income;
Unrealized Gain (Loss) on Foreign Currency Translation	117,393	89,956

Comprehensive Income	$(707,960)	$573,308

Earnings Per Common Share - Basic and Diluted
Continuing Operations	$(0.04)	$0.02
Discontinued Operations	$-	$0.003

Weighted Average Common Share - Basic and Diluted	20,020,000	20,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock par value $.0001		Additional	Accumulated Other					Total
			Paid in	Comprehensive	Retained	Reserved	Comprehensive	Minority	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Fund	Income	Interest	Equity
Balance - June 30, 2008	20,000,000	$20,000	$6,223,717	$1,645,487	$1,600,427	$112,241		$64,259	$9,666,131

Net Income					2,451,614		2,451,614		2,451,614
Reserved Fund					(229,283)	229,283			-
Foreign Currency Translation Adjustment				39,603			39,603		39,603
Decrease in Minority Interest								(64,259)	(64,259)
Comprehensive Income							2,491,217
Balance - June 30, 2009	20,000,000	$20,000	$6,223,717	$1,685,090	$3,822,758	$341,524		-	$12,093,089

Stock issued for services	20,000	20	53,980						54,000
Net Income					2,077,139		2,077,139		2,077,139
Reserved Fund					(364,214)	364,214			-
Foreign Currency Translation Adjustment				187,425			187,425		187,425
Comprehensive Income							2,264,564
Balance - June 30, 2010 (Restated)	20,020,000	$20,020	$6,277,697	$1,872,514	$5,535,683	$705,738		$-	$14,411,652

Net Income					(825,354)		(825,354)		(825,354)
Reserved Fund					-	-			-
Foreign Currency Translation Adjustment				117,393			117,393		117,393
Comprehensive Income							(707,960)
Balance - September 30, 2010 (Restated, Unaudited)	20,020,000	$20,020	$6,277,697	$1,989,908	$4,710,329	$705,738		$-	$13,703,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
Cash Flows From Operating Activities:	2010	2009
	(Restated)	(Restated)

Net Income	$(825,354)	$483,352
Adjustments To Reconcile Net Income To Net Cash
Provided By Operating Activities:
Depreciation and Amortization Expense	344,742	93,614
Loss from Disposal of Fixed Assets	-	26
(Increase) or Decrease in Current Assets:
Accounts Receivable	238,283	297,410
Prepaid Expenses	119,260	4,348
Advanced to Suppliers	-	188,614
Interest Receivable	-	(82,323)
Other Receivables	(3,687)	11
Increase or (Decrease) in Current Liabilities:
Accounts Payable	1,468,711	41,319
Rent Payable	-	124,878
Taxes Payable	(23,593)	(46,010)
Payroll Payable	77	-
Accrued Expenses and Other Payables	11,365	(8,734)

Net Cash (Used) Provided by Operating Activities	1,329,804	1,096,506

Cash Flows From Investing Activities:

Purchases of Property, Plant and Equipment	-	(775,032)
Investment-Long Term	-	(2,295)

Net Cash (Used) Provided by Investing Activities	-	(777,327)

"Continued on next page"

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
Cash Flows From Financing Activities:	2010	2009
	(Restated)	(Restated)

Proceeds from Shareholders' Loans	-	26,000

Net Cash (Used) Provided by Financing Activities	-	26,000

Effect of exchange rate changes on cash and cash equivalents	1,216	7,844

Increase (Decrease) in Cash and Cash Equivalents	1,331,020	353,023

Cash and Cash Equivalents - Beginning Balance	6,219,438	2,282,786

Cash and Cash Equivalents - Ending Balance	$7,550,458	$2,635,808

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Three Months for:
Interest Paid	$-	$-
Income Taxes Paid	$415,224	$215,748

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying unaudited consolidated financial statements include China Digital Animation Development, Inc. and its wholly owned subsidiary, RDX Holdings Limited, as well as its variable interest entity, Heilongjiang Hairong Science and Technology Development Co, Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

•
The holders of the equity investment in Hairong lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Hairong, having assigned their voting rights and all managerial authority to RDX.  (ASC 810-10-15-14(b)(1)).

•
The holders of the equity investment in Hairong lack the obligation to absorb the expected losses of Hairong, having assigned to RDX all revenue and responsibility for all payables.  (ASC 810-10-15-14(b)(2).

•
The holders of the equity investment in Hairong lack the right to receive the expected residual returns of Hairong, having granted to RDX all revenue as well as an option to purchase the equity interests at a fixed price.  (ASC 810-10-15-14(b)(3)).

Because the relationship between Hairong and RDX is entirely contractual, the Company’s interest in Hairong depends on the enforceability of those agreements under the laws of the PRC.  We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.  However, as the owners of the registered equity of Hairong are our Chairman and his close business associates, we do not believe that there is a significant risk that Hairong will seek to terminate the relationship or otherwise breach the agreements.  Accordingly, we believe that consolidation of the financial statements of Hairong with those of the Company is appropriate.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

Animation Design and Development

Our animation design and development contracts are unit-price contracts which set forth a price per minute of labor, an estimate of total labor, and the resulting sales price.  Revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably. Revenue is recognized on the percentage of completion method, measured on a units of delivery basis by reference to the contractual unit price (RMB per minute) of work carried out during the period. When the outcome of a contract cannot be estimated reliably, revenue is recognized only when the contract is completed or substantially completed, and pending completion billings are accumulated on our balance sheets.

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

Membership fees

The Company recognized revenue according to the period of membership by customers, members who paid the membership fees are granted with access rights to a website in a period of one year. The website no longer operates in the calendar year of 2010, and thus there is no membership fee income for the three months ended September 30, 2010.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Earnings (Loss) per share
Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at September 30, 2010.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In August 2009, the FASB issued an Accounting Standards Update ("ASU") regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2010 and June 30, 2010 consisted of the following:

	September 30, 2010	June 30, 2010
Building and Improvement	$2,283,999	$2,247,382
Office Furniture and Equipment	1,446,992	1,423,794
Vehicles	355,474	349,775
Construction in Progress	1,495,980	1,471,996
Total Property, Plant and Equipment	5,582,445	5,492,947
Accumulated depreciation	(1,129,877)	(861,633)
Total Property, Plant and Equipment, net	$4,452,567	$4,631,314

Total depreciation expenses were $251,149 and $72,513 for the three months ended September 30, 2010 and 2009, respectively.

5. LAND USE RIGHT AND OTHER INTANGIBLE ASSETS

The changes in intangible assets and the net book value of intangible assets as of September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
Cost of intangible assets and land use right	$3,078,259	$3,028,908
Less: accumulated amortization	(371,473)	(272,304)
Intangible assets and land use right, net	$2,706,786	$2,756,604

Total amortization expenses related to intangible assets were $93,593 and $21,101 for the three months ended September 30, 2010 and 2009, respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2011	$208,254
2012	277,672
2013	277,672
2014	277,672
2015	277,672
Thereafter	1,387,845
Total 5 years	$2,706,786

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

6. STOCKHOLDERS’ EQUITY

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

7. INCOME TAXES

The Company has cumulative undistributed earnings of foreign subsidiaries of $5,031,404 as of September 30, 2010. These undistributed earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The Company’s VIE, Heilongjiang Hairong, is registered and operates in Heilongjiang, PRC. In accordance with the relevant tax laws and regulations of PRC, Heilongjiang Hairong is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, RDX is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of September 30, 2010 and June 30, 2010. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the three months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
	(Restated)	(Restated)
China Pre-tax Income (Loss)	$(484,432)	$658,638
Domestic Pre-tax Income (Loss)	(64,751)	(10,626)
Total Pre-tax Income (Loss)	$(549,183)	$648,012

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

7. INCOME TAXES (continued)

	September 30, 2010	September 30, 2009
	(Restated)	(Restated)
China Income Tax Expense	$276,171	$164,659
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$276,171	$164,659

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	September 30, 2010		September 30, 2009
	(Restated)
U.S. Statutory Income Tax Rate	34.0%		34.0%
Foreign Income not Recognized in the U.S.	(34.0%)		(34.0%)
China Statutory Income Tax Rate	25.0%		25.0%
Other Items	-		0.41	%(b)
Effective Consolidated Current Income Tax Rate	25.0	%(a)	25.41%

(a). The Company accrued and paid income tax for the three months ended September 30, 2010 based on an erroneous determination that it had realized taxable income.  Despite the subsequent calculation that the Company had incurred a loss during the quarter, PRC law does not permit a refund of the overpayment.

(b). The 0.41% represents $10,626 of the corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the three months ended September 30, 2009.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the three months ended September 30, 2010 and 2009. Net operating loss carry forwards for United States income tax purposes amounted to $321,075 and $256,324 as of September 30, 2010 and June 30, 2010, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2029 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30 and June 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At September 30, 2010 and June 30, 2010, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

7. INCOME TAXES (continued)

	September 30, 2010	June 30, 2010
	(Restated)	(Restated)
U.S. Holding Company Net Operating Loss Carry-forward	$109,166	$87,150
China Other Deferred Tax Assets	-	-
Less: Valuation Allowance	(109,166)	(87,150)
Net	-	-

8. RISKS AND UNCERTAINTIES

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2010 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

9. SUBSEQUENT EVENTS

Management confirmed that no events have occurred subsequent to the balance sheet date and through the date of this report that would require adjustment to or disclosure in the interim financial information referred to above.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10. RESTATEMENT

The financial statements of the Company for the three months ended September 30, 2010 and 2009 that are included in this Report have been restated to effectuate changes from the statements filed in the Company’s Annual Report on Form 10-Q for the three months ended September 30, 2010 and 2009.  The restatements were:

•
In the original filing we failed to accrue $124,878 unpaid rental expense as rent payable during the three months ended September 30, 2009 when the expense incurred.  The accrual in this restatement resulted in an increase of rent payable and administrative expense by $124,878.

•
In the original filing $1,019,457 prepaid rent was incorrectly recorded as leasehold improvements.  The correction of this error resulted in reclassification of the prepaid rent from property, plant and equipment to prepaid expenses and the amortization of $637,161 as rent expense. The related accumulated depreciation totaling $41,615 was reversed.

•
In the original filing we failed to accrue $1,462,270 outsourcing costs as accounts payable.  The correction of this error resulted in an increase in accounts payable and costs of goods sold by $1,462,270.

The effect of the restatement on specific line items in our Consolidated Balance Sheets as of September 30, 2010 was:

Consolidated Balance Sheets	As Reported	As Restated

Prepaid expenses	$-	$382,296
Total Current Assets	8,295,781	8,678,077

Property, plant and equipment, net	5,430,410	4,452,567
Total Assets	16,432,977	15,837,431

Accounts payable	40,779	1,503,049
Loan payable	-	286,000
Total Current Liabilities	385,468	2,133,738

Loan payable	286,000	-
Total Liabilities	671,468	2,133,738

Accumulated other comprehensive income	2,128,409	1,989,908
Retained Earnings	6,683,645	4,710,329
Total Stockholders’ Equity	$15,761,508	$13,703,692

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10. RESTATEMENT (continued)

The effect of the restatement on specific line items in our Consolidated Statements of Operations for the three months ended September 30, 2009 was:

Consolidated Statements of Operations	As Reported	As Restated
General and Administrative Expenses	$169,612	$262,909
Income from Operations	688,321	484,394

Income before Income Taxes	772,890	568,964
Provision for Income Taxes	195,879	144,897
Income from Continuing Operations	-	424,066

Income from Discontinued Operations	-	79,048
Income taxes of Discontinued Operations	-	19,762

Net Income	577,011	483,352

Other Comprehensive Income	13,067	89,956
Comprehensive Income	590,078	573,308

Earnings Per Common Share – Basic and Diluted	0.03	0.02

The effect of the restatement on specific line items in our Consolidated Statements of Operations for the three months ended September 30, 2010 was:

Consolidated Statements of Operations	As Reported	As Restated
Cost of Goods Sold	$236,653	$1,681,341
Gross Profit	1,569,206	124,518

Selling, General and Administrative Expenses	531,288	675,716

Income from Operations	1,037,918	(551,198)

Income before Income Taxes	1,039,932	(549,183)
Net Income	763,762	(825,354)

Other Comprehensive Income	254,476	117,393
Comprehensive Income	1,018,238	(707,960)

Earnings Per Common Share – Basic and Diluted	0.05	(0.04)

CHINA DIGITAL ANIMATION DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10. RESTATEMENT (continued)

The effect of the restatement on specific line items in our Consolidated Statements of Cash Flows for the three months ended September 30, 2009 was:

Consolidated Statements of Cash Flows	As Reported	As Restated

Net income	$577,011	$483,352

Changes in operating assets and liabilities:
Rent payable	-	124,878
Net cash provided by operating activities	1,096,455	1,096,506

Effect of exchange rate changes in cash	5,600	7,844

The effect of the restatement on specific line items in our Consolidated Statements of Cash Flows for the three months ended September 30, 2010 was:

Consolidated Statements of Cash Flows	As Reported	As Restated

Net income	$763,762	$(825,354)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326,214	344,742

Changes in operating assets and liabilities:
Prepaid expenses	-	119,260
Accounts payable	6,441	1,468,711
Income tax payable	(134,132)	(23,593)
Net cash provided by operating activities	1,208,323	1,329,804

Effect of exchange rate changes in cash	122,697	1,216

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

•
The local government provides subsidies for animation productions broadcast in China, from 300 RMB per minute for broadcasts on provincial television stations up to 50 million RMB for productions in prime time on China Central Television or overseas mainstream media. Since, as a subcontractor, the Company receives all of its revenue from production fees rather than from sale, broadcast or licensing of animation products, we do not receive any of these government subsidies.  We benefit, however, from the overall increase in animation production that these subsidies are intended to yield.

•	Animation companies receive reductions in value-added tax, income tax, sales tax, and import duties.

Beginning in the quarter ended September 30, 2010, we have re-assessed our position in the animation development marketplace.  Our perception was that the animation industry in China has grown to a point at which we will soon be no longer able to compete effectively.  In recent years, however, due to the emphasis that the Chinese government has placed on the development of the animation industry, the market has become thick with competition.  Management’s decision, therefore, was to re-orient our business model from one based on utilization of a state-of-the-art in-house capacity, to one in which we utilize our long-standing customer contacts and project management skills to obtain and manage project contracts while outsourcing most of the actual development work.   With this new business model, we will be able to more selectively choose the projects we work on, as we will no longer have the need to make constant use of an extended staff and expensive facilities.

Results of Operations

Our revenue grew by 78% during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  Revenue for the three months ended September 30, 2009 excludes, however, revenue from our now-terminated financial data services segment.  The results of that operation during fiscal 2010 are represented by the section of our Statements of Operations titled “Discontinued Operations.”

Despite the increase in revenue, our gross profit fell by 85%, from $804,744 in the three months ended September 30, 2009 to $124,518 in the three months ended September 30, 2010.  The reason for the low profitability was our inability to secure profitable bids on contracts.  We outsourced a large portion of the development work in an effort to cut costs.  Nevertheless the need to keep our facilities occupied and our remaining staff of animation developers necessitated that we obtain a steady flow of contracts.  Toward that end, we devoted a large allocation of resources to marketing, which resulted in a 77% increase in selling expenses to $101,757 in the three months ended September 30, 2010.

Within the past year we have put in service a significant expansion of our animation equipment, which we must now depreciate.  As a result, our depreciation and amortization expense for the three months ended September 30, 2010 increased by $251,128 over the same category of expense in the three months ended September 30, 2009.  Our operating expenses for the three months ended September 30, 2010, therefore, increased by $355,366 over the same period of the prior year.  The result was that, even as we undertook down-sizing operations, our general and administrative expenses more than doubled.

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

Our bottom line operating result for the three months ended September 30, 2010 was a net pre-tax loss of $549,183, which compared unfavorably with the $568,964 in pre-tax income that we realized in the first quarter of fiscal 2010.  Unfortunately, when we initially calculated our taxable income for the quarter ended September 30, 2010, we erroneously determined that we had taxable income for the quarter.  Accordingly, we accrued and paid $276,171 in income tax.  We subsequently determined that we had incurred a loss for the quarter.  However, under PRC aw the overpaid tax is not refundable.  Accordingly, we have accrued that amount of income tax for the quarter on our statement of operations, despite our operating loss.

Our net loss for the first quarter of fiscal 2011, then, reached $825,354, or $.04 per share.  In the first quarter of fiscal 2010 we had net income from continuing operations of $424,066, to which we added $59,286 in income from operations that we terminated during that year, for aggregate net income of $483,352, or $.02 per share.

Our business operates entirely in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is included in the retained earnings on our balance sheet; the translation adjustments are included in a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended September 30, 2010, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $117,393.  During the three months ended September 30, 2009, the effect of converting our financial results from RMB to U.S. Dollars was to increase our accumulated other comprehensive income by $89,956.

Liquidity and Capital Resources

To date, our operations have been funded primarily by capital contributions from Hairong’s management and employees.  Approximately 54% of the capital contribution has been made by members of management and their business associates.  The remaining 46% was contributed by the employees, acting through a trustee.  The Company expects that in the future it will issue equity to the employees to compensate them for their financial contributions to the growth of Hairong, and to incentivize them for future loyalty to Hairong.  In addition, the operations of our New York office, including the legal and accounting expenses attendant to our status as a public company, have been funded by loans from either Chief Executive Officer, Fu Qiang, or Fu Zhiguo, a shareholder.  These loans are payable on demand and do not bear interest.  The Messrs. Fu made the loans to cover the costs of the New York office because the process of obtaining approval from the Chinese government for transfer of funds from China to the U.S. would be burdensome and delay our ability to pay our U.S. expenses.  We will continue to rely on loans from Fu Qiang or Fu Zhiguo to pay our U.S. expenses until we can fund those expenses from Dollars obtained by a financing in the U.S. or after government approval of a conversion of a portion of our Renminbi balances into Dollars.

This program of internal financing has left us with a balance sheet that, at September 30, 2010, included no debt, either short-term or long-term, other than the $286,000 loan payable to Fu Qiang and Fu Zhiguo.  It also left us with working capital of $6,544,339 at September 30, 2010, a reduction of $479,397 during the quarter.  Included in our working capital at September 30, 2010 was $7,550,458 in cash.  Since our operations have been cash positive in each of the past three fiscal years - providing $5,277,646 in cash during the 2010 fiscal year, $819,226 in cash during the 2009 fiscal year, and $2,030,233 in cash during the 2008 fiscal year - we believe that our cash resources are adequate to fund our operations for the foreseeable future.

Our operations during the first three months of fiscal 2011 produced $1,329,804 in cash.  We had cash flow from operations despite recording a net loss primarily because we expanded our accounts payable by $1,468,711 during the quarter.  In addition, the net loss included depreciations expense, as noted earlier.  Moreover, during the three months ended September 30, 2010, we reduced our accounts receivable by $238,283.

 Currently we have fixed assets with a book value of $7,159,353 on which there is no lien.  This provides us the ability to obtain secured debt financing, if we decided to preserve our working capital. Based on this experience, we anticipate that our capital resources will be adequate to fund our operations for the foreseeable future.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). That evaluation revealed that management of the Company on a number of occasions failed to apply appropriate accounting principles when preparing the Company’s financial statements, which resulted in the restatement described in Note 11 to the financial statements.  Accordingly, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

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

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: November 23, 2011	By: /s/ Sheng Zhai
Sheng Zhai, Chief Executive Officer

By: /s/ Hu Yumei
Hu Yumei, Chief Financial Officer