Form 10-Q
period 2011-12-31
China Digital Animation Development, Inc.
filed 2012-02-21
CIK 928835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 0-50441

CHINA DIGITAL ANIMATION DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

New York	84-1275578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 West 39th Street, Suite 14B, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

(212) 391-2688
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,290,000 shares at February 21, 2012.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2011

TABLE OF CONTENTS
Page
PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements.
	Condensed Consolidated Balance Sheets:
	As of December 31, 2011 and June 30, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income
	For the Three and Six Months Ended December 31, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2011 and 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements ..	6
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$7,874	$17,903
Accounts receivable	375,140	434,749
Other receivables	2,605	4,108
Advance to suppliers	-	25,992
Short term investments	6,296,932	6,188,598
Deferred production costs	953,749	669,529
Tax refund receivable	334,046	333,421
Prepaid expenses	-	43,900
Total Current Assets	7,970,346	7,718,200

Property, plant and equipment, net	1,205,049	1,274,527
Intangible assets, net	2,229,571	2,332,316
Total Assets	$11,404,966	$11,325,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$86,991	$-
Loans payable	452,855	345,975
Accrued expenses and other payables	37,557	91,337
Total Current Liabilities	577,403	437,312

Total Liabilities	577,403	437,312

Stockholders' Equity:
Preferred stock ($0.001 par value; 5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
20,290,000 and 20,270,000 shares issued and outstanding
at December 31, 2011 and June 30, 2011, respectively)	20,290	20,270
Additional paid-in capital	6,781,827	6,723,447
Accumulated other comprehensive income	2,693,557	2,501,344
Statutory reserve	1,156,476	1,156,476
Retained earnings	175,413	486,194
Total Stockholders' Equity	10,827,563	10,887,731

Total Liabilities and Stockholders' Equity	$11,404,966	$11,325,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
		(Restated)		(Restated)

REVENUE	$312,924	$2,014,129	$771,353	$3,819,988

COST OF REVENUE	144,962	2,395,229	655,474	4,214,410

GROSS PROFIT (LOSS)	167,962	(381,100)	115,879	(394,422)

OPERATING EXPENSES:

Selling, general and administrative	223,730	156,578	426,912	694,454

Total Operating Expenses	223,730	156,578	426,912	694,454

LOSS FROM OPERATIONS	(55,768)	(537,678)	(311,033)	(1,088,876)

OTHER INCOME:
Interest income	6	7,121	503	9,136
Other income	1,744	-	4,939	-

Total Other Income	1,750	7,121	5,442	9,136

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(54,018)	(530,557)	(305,591)	(1,079,740)

PROVISION FOR INCOME TAXES	5,190	339,616	5,190	615,787

NET LOSS	$(59,208)	$(870,173)	$(310,781)	$(1,695,527)

COMPREHENSIVE INCOME:
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	75,375	288,924	192,213	406,318

COMPREHENSIVE INCOME (LOSS)	$16,167	$(581,249)	$(118,568)	$(1,289,209)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.04)	$(0.02)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,290,000	20,125,978	20,287,391	20,072,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2011	2010
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,781)	$(1,695,527)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	91,790	343,248
Amortization	143,573	164,399
Stock-based compensation	58,400	-
Changes in assets and liabilities:
Accounts receivable	67,220	63,840
Other receivables		(10,196)
Prepaid expenses	72,393	253,945
Deferred production costs	(272,500)	-
Accounts payable and other payables	32,824	3,255,353
Taxes receivable and payable	5,212	(70,949)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(111,869)	2,304,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	106,880	49,975
Proceeds from sale of stock	-	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	106,880	549,975

EFFECT OF EXCHANGE RATE ON CASH	(5,040)	225,513

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,029)	3,079,601

CASH AND CASH EQUIVALENTS - beginning of period	17,903	6,219,438

CASH AND CASH EQUIVALENTS - end of period	$7,874	$9,299,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$686,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The carrying amount and classification of Hairong’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2011	June 30, 2011
	(unaudited)
Total current assets	$7,965,875	$7,702,677
Total assets	11,400,495	11,309,520
Total current liabilities*	322,853	322,120
Total liabilities*	$322,853	$322,120

* Including intercompany accounts of $300,000 and $0 as of December 31 and June 30, 2011 which were eliminated in consolidation.

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting only or normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for any interim periods are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2011, filed on October 13, 2011 (the “Annual Report”).

b.  Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary RDX, and Hairong, which is deemed to be a variable interest entity of which RDX is the primary beneficiary as defined by ASC 810 “Consolidation of Variable Interest Entities.” All significant inter-company accounts and transactions have been eliminated in consolidation.

c.  Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, useful lives of property, plant and equipment and intangible assets, allowance for doubtful accounts and inventory obsolescence. Actual results could differ from those estimates.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.  Reclassification

Depreciation and amortization expense of $142,649 and $135,378 for the six months ended December 31, 2010, $71,925 and $68,262 for the three months ended December 31, 2010 have been reclassified from general and administrative expense to cost of revenue to conform to the current period presentation.  Such reclassifications had no impact on previously reported total assets, liabilities, stockholders’ equity or net income.

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

f.  Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2011, more than half of the Company’s cash and cash equivalents are deposited at major banks located in the PRC. The Company’s management believes they are all of high credit quality. With respect to accounts receivable, the management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

g.  Short-term Investments and Deferred Production Costs

In June 2011, we entered into three collaborative arrangements for total of RMB 77,210,000 (approximately $12.1 million) investment in television programs production.  As of December 31, 2011, we have paid RMB 46,058,500 (approximately $7.2 million).  The production for all three arrangements ends within one year.

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

h.  Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605, “Revenue Recognition.”  Revenue is recognized when the services are provided and the contracts are performed. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  Revenue recognition (continued)

Cost of revenue with reference to animation design and development includes direct labor costs and costs associated with any outsourcing of services. Since our animation design department is dedicated to that business, department overhead, including depreciation and amortization of assets, is also recorded as cost of revenue. When the outcome of a contract can be estimated reliably and the stage of contract completion at the balance sheet date can be measured reliably, costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date on the same basis as revenue from the contract is recognized. When the outcome of a contract cannot be estimated reliably, costs are recognized only when the contract is completed or substantially completed, and pending completion costs are accumulated on our balance sheet, except that provision is made for expected losses.   The normal period of a contract is approximately one to six months.

i.  Foreign currency translation

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

December 31, 2011
Balance sheet	RMB 6.3523 to US $1.00
Statement of operations and other comprehensive income	RMB 6.3784 to US $1.00

June 30, 2011
Balance sheet	RMB 6.4635 to US $1.00
Statement of operations and other comprehensive income	RMB 6.6278 to US $1.00

j.  Statement of cash flows

FASB issued ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

k.  Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended December 31, 2011 and 2010, the Company had no potential dilutive common stock equivalents outstanding.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l.  Reserve Fund

Before June 20, 2006, Hairong was required to transfer 15% of its profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends.

m.  Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 “Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was a gain of $75,375 and a loss of $288,924 for the three months ended December 31, 2011 and 2010, respectively and was a gain of $192,213 and $406,318 for the six months ended December 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to adjustments for currency translation and increased overall equity by $2,693,557 and $2,501,344 as of December 31, 2011 and June 30, 2011, respectively.

n.  Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-10—Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

3.             GOING CONCERN

The Company has incurred significant continuing losses during the six months ended December 31, 2011 and the year ended June 30, 2011 and has relied on the Company’s registered capital to fund operations. As of December 31, 2011, we had cash and equivalents on hand of $7,874. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2011, our working capital of $7.4 million is mostly attributable to the three TV series production collaborative arrangements, which are recorded in short term investments and deferred production costs totaling $7.2 million.  In addition, as of December 31, 2011, we have contractual commitment to invest an additional $4.5 million in these arrangements. There is a possibility that we might not be able to recoup our investment cost or the return on investments on these collaborative arrangements may not materialize. As of December 31, 2011, management reached a conclusion after discussing with the other parties in the collaborative arrangements that the three TV series production will run in a decreased scale and the other parties will fund any deficit of the arrangements. The Company may make further investment if the additional funds are available to the Company.

4.             PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:
	December 31, 2011	June 30, 2011
Buildings and improvements	$1,524,979	$1,741,653
Office furniture and equipment	466,614	221,208
Vehicles	136,152	128,277
	2,127,745	2,091,138
Less: Accumulated depreciation	(922,696)	(816,611)
Property, plant and equipment, net	$1,205,049	$1,274,527

Depreciation expense for the six months ended December 31, 2011 and 2010 was $91,790 and $343,248, respectively.

5.             INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	December 31, 2011	June 30, 2011
Animation software	$2,857,554	$2,808,391
Other software	13,910	13,671
	2,871,464	2,822,062
Less: Accumulated amortization	(641,893)	(489,746)
Intangible Assets, net	$2,229,571	$2,332,316

Amortization expense for the six months ended December 31, 2011 and 2010 was $143,573 and $164,399, respectively.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

6.             LOANS PAYABLE

Loans payable consist of the following:

	December 31,	June 30,
	2011	2011
Loan payable to shareholder, Fu Zhiguo	$281,080	$260,000
Loan payable to shareholder, Xia Shaoqiu	85,800	-
Loan payable to former shareholder, Fu Qiang	85,975	85,975
	$452,855	$345,975

The loans are unsecured, bear no interest, and due on demand.

7.             STOCKHOLDERS’ EQUITY

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

On July 25, 2011, the Company issued 20,000 shares of common stock to two independent directors for their past and future services as independent directors. Fair value of the common stock issued totaled $58,400.  For the six months ended December 31, 2011, the Company recognized $58,400 as stock based compensation expense. As of December 31, 2011, the Company has 20,290,000 shares issued and outstanding.

8.             SEGMENT INFORMATION

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

The Company has two segments, Animation Design and Development (“Animation”) and TV Programs Production (“TV”).  The TV Programs Production segment was started in June 2011 when the Company entered into a collaborative arrangement to produce and distribute TV program, as discussed in Note 2g. As of December 31 and June 30, 2011, the TV Programs Production segment was in production stage and has not begun to generate revenue.

Information with respect to the reportable business segments for the three and six months ended December 31, 2011 and 2010 is as follows:

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

8.             SEGMENT INFORMATION (CONTINUED)

Segment revenue was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2011 (Unaudited)	2010 (Restated)	2011 (Unaudited)	2010 (Restated)
Revenues:
Animation	$312,924	$2,014,129	$771,353	$3,819,988
TV	-	-	-	-
Consolidated revenue	312,924	2,014,129	771,353	3,819,988

Segment profit was as follows:
	For the three months ended December 31,		For the six months ended December 31,
	2011 (Unaudited)	2010 (Restated)	2011 (Unaudited)	2010 (Restated)
Animation	(19,098)	769,881	161,380	1,530,484
TV	-	-	-	-
Corporate	137,716	100,292	208,811	165,043
Consolidated segment profit	$118,618	$870,173	$370,191	$1,695,527

Segment assets were as follows:

	December 31, 2011	June 30, 2011
Assets:
Animation	4,146,411	4,451,394
TV	953,749	669,529
Corporate	6,304,806	6,204,120
Consolidated assets	$11,404,966	$11,325,043

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

9.             RISKS AND UNCERTAINTIES (CONTINUED)

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s sales value:

	For the three months ended December 31,		For the six months ended December 31,
	2011 (Unaudited)	2010 (Restated)	2011 (Unaudited)	2010 (Restated)

Beijing Wanfang Xingxing Digital Tech.	100%	14%	88%	12%
Shenzhen Global Digital Tech Co., Ltd.	-	31%	6%	36%
Shanghai Animation Production Co., Ltd.	-	39%	6%	35%
Harbin Sinwen Animation Co., Ltd.	-	16%	-	17%
	100%	100%	100%	100%

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.  The Company’s accounts receivable value for the customers constituting 10% or greater of the Company’s sales value as of December 31, 2011:

	Amount	Percentage
Beijing Wanfang Xingxing Digital Tech.	$375,140	100%

The Company has the following concentrations of business with suppliers constituting 10% or greater of net purchases:

	For the three months ended December 31,		For the six months ended December 31,
	2011 (Unaudited)	2010 (Restated)	2011 (Unaudited)	2010 (Restated)

Beijing Chenyang Animation Technologies Ltd.	-	43%	49%	41%
Beijing Star Animation Studio	-	30%	-	35%

The amount of the Company’s accounts payable for the suppliers is $12,909 as of December 31, 2011.

10.           COMMITMENTS AND CONTINGENCIES

Collaborative Arrangements

As discussed in Note 2g, in June 2011, the Company entered into three collaborative arrangements to invest in and participate in television programs production.  Total commitment in the three arrangements is RMB 77,210,000 (approximately $12.1 million).  As of December 31, 2011, the Company has paid RMB 46,058,500 (approximately $7.2 million) and management reached a conclusion after discussing with the other parties in the collaborative arrangements that production of the three TV series will run in a decreased scale and the other parties will fund any deficit of the arrangements. The Company may invest the remaining RMB 28,751,500 (approximately $4.5 million) if the additional funds are available to the Company.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

11.           RESTATEMENT

The financial statements of the Company for the three and six months ended December 31, 2010 that are included in this Report have been restated to effectuate changes from the statements filed in the Company’s Quarterly Report on Form 10-Q for the three and six months ended December 31, 2010.  The restatements were:

●
To adjust prepaid rent for $301,312 incorrectly recorded as leasehold improvements, resulted in reclassification from property, plant and equipment to prepaid expenses and $253,945 was amortized as rent expense. The related accumulated depreciation totaling $101,578 was reversed.

●	To reclassify amortization and depreciation of $278,027 from selling, general and administrative expenses to cost of revenue.
●
To record the previously omitted cost of revenue totaled $3,225,479 incurred and payable during the six months ended December 31, 2010 and totaled $1,780,786 incurred and payable during the three months ended December 31, 2010.

The effect of the restatement on specific line items in our Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended December 31, 2010 was:

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	As Reported	As Restated

Cost of Revenue	$710,904	$4,214,410
Gross Profit (Loss)	3,109,084	(394,422)
Selling, General and Administrative	820,114	694,454
Income (Loss) from Operations	2,228,970	(1,088,876)
Income (Loss) before Provision for Income Taxes	2,298,106	(1,079,740)
Net Income (Loss)	1,682,319	(1,695,527)
Unrealized Foreign Currency Translation Gain	479,506	406,318
Comprehensive Income (Loss)	2,161,825	(1,289,209)

Earnings (Loss) Per Common Share
- Basic and Diluted	$0.08	$(0.08)

The effect of the restatement on specific line items in our Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2010 was:

Condensed Consolidated Statement of Cash Flows	As Reported	As Restated

Net Income (Loss)	$1,682,319	$(1,695,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	444,826	343,248
Changes in assets and liabilities:
Prepaid expenses	-	253,945
Accounts payable	29,874	3,255,353

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

11.           RESTATEMENT (CONTINUED)

The effect of the restatement on specific line items in our Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended December 31, 2010 was:

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	As Reported	As Restated

Cost of Revenue	$360,299	$2,395,229
Gross Profit (Loss)	1,653,830	(381,100)
Selling, General and Administrative	470,778	156,578
Income (Loss) from Operations	1,251,052	(537,678)
Income (Loss) before Provision for Income Taxes	1,258,173	(530,557)
Net Income (Loss)	918,557	(870,173)
Unrealized Foreign Currency Translation Gain	225,030	288,924
Comprehensive Income (Loss)	1,143,587	(581,249)

Earnings (Loss) Per Common Share
- Basic and Diluted	$0.05	$(0.04)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

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

We have re-assessed our position in the animation development marketplace.  Our perception is that the animation industry in China has grown to a point at which we will soon be no longer able to compete effectively. In recent years, the market has become thick with competition due to the emphasis that the Chinese government has placed on the development of the animation industry. Management’s decision, therefore, was to gradually re-orient our business model from one based on utilization of a state-of-the-art in-house capacity to one in which we utilize our long-standing customer contacts and project management skills to obtain and manage project contracts while outsourcing most of the actual development work. To re-orient our business model in this manner, during fiscal year 2011 we liquidated a large portion of our animation development property and equipment, and reduced our animation development staff to a modest crew.  As a result, in the first half of fiscal year 2012, we had much lower selling, general and administrative expenses than in the first half of the prior fiscal year.

As of December 31, 2011, we have invested in the following three media projects:

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

Results of Operations

All of our revenue in the three and six months periods ended December 31, 2011 and 2010 was earned by our animation developers.  Our investments in media projects will not produce revenue until calendar year 2012.  The 80% reduction in our revenue from the first half of fiscal 2011 to the first quarter of fiscal 2012 and the 84% reduction in our revenue from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, however, reflect our decision to significantly reduce our involvement in the animation development industry. With decrease of the costs of outsourcing most of the production, gross profit of $115,879 and $167,962 was earned for the six and three months periods ended December 31, 2011, respectively. Compared with those, gross loss of $394,422 and $381,100 was incurred for the six and three months periods ended December 31, 2010, respectively.

During the first half of fiscal 2011, before we liquidated a large portion of our animation development operation, we needed to keep our facilities occupied and our large staff of animation developers busy, which necessitated that we obtain a steady flow of contracts.  Toward that end, we devoted a large allocation of resources to marketing.  Currently, with our reduced facilities and reduced staff, we can rely primarily on our business contacts for marketing.  The change is reflected in the reduction of selling, general and administrative expenses from $694,454 in the first half of fiscal 2011 to $426,912 in the first half of fiscal 2012.

After adding our operating expenses to our gross loss, we realized a net loss of $311,033 and $1,088,876 for the six months ended December 31, 2011 and 2010, respectively.  During the three months ended December 31, 2011 and 2010, we realized a net loss of $55,768 and $537,678, respectively. The decrease is mainly attributable to the decreased operations of our Company.

For the coming year, the greater portion of our assets will be invested in film and television program production.  The value of broadcasting rights and license of films and TV programs has increased, and the sales from distribution of copies of films and TV series over the internet have also jumped in the past few years.  In June 2011, we entered into three collaborative arrangements requiring us to invest a total of RMB 77,210,000 (approximately $12.19 million) in television program production.  As of December 31, 2011, we have paid RMB 46,058,500 (approximately $7.2 million).  The production for all three arrangements ends within one year, at which time the Company will obtain back its investment cost plus 20% of return on investment for two of the arrangements.  For one of the arrangements, the Company is entitled to its pro-rata share of the profits from distribution of the TV series. Our current plan is to re-dedicate the proceeds of the investments to our animation development business.  Management will spend the interim period, however, reviewing the Company’s prospects in that industry and determining the appropriate future course for our business.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended December 31, 2011 and 2010, the unrealized gain on foreign currency translations added $192,213 and $406,318 to our accumulated other comprehensive income, respectively. During the three months ended December 31, 2011 and 2010, the unrealized gain on foreign currency translations added $75,375 and $288,924 to our accumulated other comprehensive income, respectively.

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

In addition, the operations of our New York office, including the legal and accounting expenses attendant to our status as a public company, had, until June 2011, been funded by a $500,000 private placement of common stock in November 2010 and in part by loans from Fu Qiang, who was our Chief Executive Officer until early in June 2011, and Fu Zhiguo, who is a shareholder.  These loans were payable on demand and do not bear any interest.  The Messrs. Fu made the loans to cover the costs of the New York office because the process of obtaining approval from the Chinese government for transfer of funds from China to the U.S. would be burdensome and delay our ability to pay our U.S. expenses.  We will continue to rely on loans from affiliates to pay our U.S. expenses until we can fund those expenses from Dollars obtained by a financing in the U.S. or after government approval of a conversion of a portion of our Renminbi balances into Dollars.

This program of internal financing has left us with a balance sheet that, at December 31, 2011, included no debt, either short-term or long-term, other than the $452,855 in loans payable to present or prior members of management:  Fu Qiang, Fu Zhiguo and Xia Shaoqiu.  It also left us with working capital of $7,392,943 at December 31, 2011, an increase of $112,055 during the six months then ended.  Included in our working capital at December 31, 2011 was $6,296,932 in short-term investments, specifically investments in two media production projects, and $953,749 in deferred production costs that represent our cash contribution to a media project in which we are both participating and investing.  These investments represent our efforts to achieve a reasonable return on our cash resources, better at least than the 0.6% interest offered by China’s banks, while we determine the future direction of our Company.

Despite the loss of $310,781 that we incurred in the six months ended December 31, 2011, our operations used $111,869 in cash for operating activities.  The disparity occurred primarily because we made an additional investment of  $272,500 in one of the arrangements discussed above.

We have a contractual obligation to provide an additional RMB 28,751,500 ($4,521,743) to fund the three TV series productions arrangements in which we have invested.  As we are in lack of cash now, the other parties to TV series productions will run the productions in a decreased scale and fund any deficit of the arrangements. We may continue to provide additional funds if it is available to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011 (the “Evaluation Date”).  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  That evaluation revealed that management of the Company on a number of occasions failed to apply appropriate accounting principles when preparing the Company’s financial statements, which resulted in the restatement described in Note 11 to the financial statements as well as errors in the presentation of the Company’s financial results for the interim quarters of fiscal 2011.  Accordingly, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Unregistered sales of equity securities

The Company did not make any unregistered sales of equity securities during the second quarter of fiscal 2012.

(b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification
32.1	Section 1350 certification

101	Interactive Data Files
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAE	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: February 21, 2012	By: /s/ Yumei Hu
Yumei Hu
Chief Financial Officer (principal executive, financial and accounting officer)