Form 10-Q
period 2012-03-31
China Digital Animation Development, Inc.
filed 2012-05-21
CIK 928835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______ to _________

Commission file number: 0-50441

CHINA DIGITAL ANIMATION DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

New York	84-1275578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Ganshui Road, Diwang Dasha, Room 605
Xiangfang District, Harbin, China 150090

86-3982966108
(Registrant's telephone number, including area code)

15 West 39th Street, Suite 14B, New York, NY 10018
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20, 290,000 shares at May 21, 2012.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements.
	Condensed Consolidated Balance Sheets:
	As of March 31, 2012 and June 30, 2011	2
	Condensed Consolidated Statements of Income and Comprehensive Income
	For the Three and Nine Months Ended March 31, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended March 31, 2012 and 2011	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$432,630	$17,903
Accounts receivable	395,664	434,749
Other receivables	2,619	4,108
Advance to suppliers	-	25,992
Short term investments	-	6,188,598
Deferred production costs	-	669,529
Tax refund receivable	242,098	333,421
Prepaid expenses	20,000	43,900
Total Current Assets	1,093,011	7,718,200

Property, plant and equipment, net	1,188,585	1,274,527
Intangible assets, net	2,169,327	2,332,316
Total Assets	$4,450,923	$11,325,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$119,128	$-
Loans payable to related parties	484,475	345,975
Accrued expenses and other payables	39,266	91,337
Total Current Liabilities	642,869	437,312

Total Liabilities	642,869	437,312

Stockholders' Equity:
Preferred stock ($0.001 par value; 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;20,290,000 and 20,270,000 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively)	20,290	20,270
Additional paid-in capital	6,781,827	6,723,447
Accumulated other comprehensive income	2,704,024	2,501,344
Statutory reserve	1,156,476	1,156,476
Retained earnings (deficit)	(6,854,563)	486,194
Total Stockholders' Equity	3,808,054	10,887,731

Total Liabilities and Stockholders' Equity	$4,450,923	$11,325,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
		(Restated)		(Restated)

REVENUE	$555,149	$2,169,443	$1,326,502	$5,989,431

COST OF REVENUE	156,701	2,534,916	812,175	6,749,326

GROSS PROFIT (LOSS)	398,448	(365,473)	514,327	(759,895)

OPERATING EXPENSES:

Selling, general and administrative	98,364	17,800	525,276	712,254
Impairment of deferred production cost and short term investments	7,238,943	-	7,238,943	-

Total Operating Expenses	7,337,307	17,800	7,764,219	712,254

LOSS FROM OPERATIONS	(6,938,859)	(383,273)	(7,249,892)	(1,472,149)

OTHER INCOME:
Interest income	84	8,784	587	17,920
Other income	1,898	1,587	6,837	1,587

Total Other Income	1,982	10,371	7,424	19,507

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,936,877)	(372,902)	(7,242,468)	(1,452,642)

PROVISION FOR INCOME TAXES	93,099	362,667	98,289	978,454

NET LOSS	$(7,029,976)	$(735,569)	$(7,340,757)	$(2,431,096)

COMPREHENSIVE INCOME:
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	10,467	39,649	202,680	445,967

COMPREHENSIVE LOSS	$(7,019,509)	$(695,920)	$(7,138,077)	$(1,985,129)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.35)	$(0.04)	$(0.36)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,290,000	20,270,000	20,288,255	20,137,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2012	2011
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,340,757)	$(2,431,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	114,393	465,337
Amortization	215,011	235,272
Stock-based compensation	58,400	-
Impairment on deferred production cost and short term investments	7,238,943	-
Foreign currency exchange gain	-	(1,343)
Changes in assets and liabilities:
Accounts receivable	48,722	276,663
Other receivables	-	(7,978)
Prepaid expenses	52,585	382,321
Deferred production costs	(272,059)	-
Accounts payable and other payables	66,507	4,814,338
Taxes receivable and payable	98,289	(28,008)
NET CASH PROVIDED BY OPERATING ACTIVITIES	280,034	3,705,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	138,500	49,975
Proceeds from sale of stock	-	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	138,500	549,975

EFFECT OF EXCHANGE RATE ON CASH	(3,807)	271,763

NET INCREASE IN CASH AND CASH EQUIVALENTS	414,727	4,527,244

CASH AND CASH EQUIVALENTS - beginning of period	17,903	6,219,438

CASH AND CASH EQUIVALENTS - end of period	$432,630	$10,746,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$1,033,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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
March 31, 2012

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

●
The holders of the equity investment in Hairong lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Hairong, having assigned their voting rights and all managerial authority to RDX.  (ASC 810-10-15-14(b)(1)).

●
The holders of the equity investment in Hairong lack the obligation to absorb the expected losses of Hairong, having assigned to RDX all revenue and responsibility for all payables.  (ASC 810-10-15-14(b)(2).

●
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

The carrying amount and classification of Hairong’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2012	June 30, 2011
Total current assets	$1,072,172	$7,702,677
Total assets	$4,430,084	$11,309,520
Total current liabilities*	$327,013	$322,120
Total liabilities*	$327,013	$322,120

* Including intercompany accounts of $300,000 and $0 as of March 31, 2012 and June 30, 2011 which have been eliminated in consolidation.

2.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for any interim periods are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended June 30, 2011, filed on October 13, 2011 (the “Annual Report”).

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

d.  Reclassification

Depreciation and amortization expenses of $214,762 and $203,815 for the nine months ended March 31, 2012 and 2011, and depreciation and amortization expenses of $72,113 and $68,437 for the three months ended March 31, 2012 and 2011 have been reclassified from general and administrative expenses to cost of goods sold to conform to the current period presentation.  Such reclassifications had no impact on previously reported total assets, liabilities, stockholders’ equity, total operating expenses or net income.

e.  Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less at the time of purchase.

The company maintains cash and cash equivalents at several financial institutions. Only accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2012 and June 30, 2011, the Company’s bank deposits by geographic area were as follows:

	March 31, 2012		June 30, 2011
United States	$838	0.2%	$941	5.3%
China	431,792	99.8%	16,962	94.7%
	$432,630	100.0%	$17,903	100.0%

f.  Concentration of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2012, the majority of the Company’s cash and cash equivalents are deposited at major banks located in the PRC. The Company’s management believes they are all of high credit quality. With respect to accounts receivable, management extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on accounts receivable.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g.  Short-term investments and deferred production costs

In June 2011, we entered into three collaborative arrangements for total of RMB 77,210,000 (approximately $12.1 million) investment in television programs production.  As of March 31, 2012, we have paid RMB 46,058,500 (approximately $7.2 million).

The Company’s accounting policy is to evaluate the income statement classification for amounts due from or owed to other participants of the collaborative arrangements based on the nature of each activity.  For arrangements where the Company is responsible for the initial investment and entitle to a fixed return on investment and the other participants manage the day-to-day production and distribution activities as well as bear and additional cost overrun, the Company determines that it is not the principal in the transaction and therefore records the fixed return on investment as investment income. The initial investment is recorded as short-term investment. For two of the arrangements, the Company will recoup its investment cost plus 20% of return on investment before the other participant at the end of the contract period.

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

As of March 31, 2012, the three collaborative arrangements in which the Company invested expired in accordance with their constitutive agreements. The Company has a contractual obligation to contribute  an additional $4.9 million in cash, but has no capability of doing so.  In addition, the members of  management who initiated those arrangements have resigned, and current management lacks adequate information to determine the progresses of the arrangements and whether the arrangements can be completed despite their current cash deficit condition. Taking these circumstances into consideration,  management has determined it is more likely than not that the Company will not be able to recoup its investment in these collaborative arrangements. Therefore, the Company has recorded  a full impairment on the short-term investments and deferred production costs totaling $7,238,943 for the three and nine months ended March 31, 2012.

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

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

March 31, 2012
Balance sheet	RMB 6.3185 to US $1.00
Statement of operations and other comprehensive income	RMB 6.3626 to US $1.00

 June 30, 2011
Balance sheet	RMB 6.4635 to US $1.00
Statement of operations and other comprehensive income	RMB 6.6278 to US $1.00

j.  Statement of cash flows

FASB issued ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

k.  Loss per share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted loss per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of loss per share for the nine and three months ended March 31, 2012 and 2011.

l.  Statutory reserve fund

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the generally accepted accounting principles in PRC, after offsetting any prior years ’ losses. Before June 20, 2006, Hairong appropriated 15% of its profit after taxation. Subject to certain restrictions set out in the Chinese Companies Law, the statutory reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. Comprehensive loss

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

n.  Recently adopted accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.             GOING CONCERN

The Company has incurred significant continuing losses during the nine months ended March 31, 2012 and the year ended June 30, 2011 and has relied on the Company’s registered capital as well as proceeds from borrowings to fund operations. As of March 31, 2012, we had cash and equivalents of $432,630 and an accumulated loss of $6,854,564. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. As of March 31, 2012, our working capital of $450,142 is mostly attributable to cash and accounts receivable.

4.           PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2012	June 30, 2011
Buildings and improvements	$1,533,137	$1,741,653
Office furniture and equipment	469,110	221,208
Vehicles	136,880	128,277
	2,139,127	2,091,138
Less: Accumulated depreciation	(950,542)	(816,611)
Property, plant and equipment, net	$1,188,585	$1,274,527

Depreciation expense for the nine months ended March 31, 2012 and 2011 was $114,393 and $465,337, respectively.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

5.            INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2012	June 30, 2011
Animation software	$2,872,840	$2,808,391
Other software	13,984	13,671
	2,886,824	2,822,062
Less: Accumulated amortization	(717,497)	(489,746)
Intangible Assets, net	$2,169,327	$2,332,316

Total amortization expense related to intangible assets for the nine months ended March 31, 2012 and 2011 was $215,011 and $235,272, respectively.

The following schedule sets forth the estimated amortization expense for the periods presented:

For the 12-month periods ending March 31,
2012	288,682
2013	288,682
2014	288,682
2015	288,682
2016	288,682
Thereafter	726,163
2,169,327

6.             LOANS PAYABLE TO RELATED PARTIES

	March 31,	June 30,
	2012	2011
Loans payable to
shareholder, Fu Zhiguo	282,080	260,000
shareholder, Xia Shaoqiu	116,420	-
former shareholder, Fu Qiang	85,975	85,975
	$484,475	$345,975

The loans are unsecured, bear no interest, and are due on demand.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

On July 25, 2011, the Company issued 20,000 shares of common stock to two independent directors for their past and future services as independent directors. Fair value of the common stock issued totaled $58,400.  For the nine months ended March 31, 2012, the Company recognized $58,400 as stock based compensation expense.

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

The Company has two segments, Animation Design and Development (“Animation”) and TV Programs Production (“TV”).  The TV Programs Production segment was started in June 2011 when the Company entered into a collaborative arrangement to produce and distribute TV program and was terminated in March 2012 when the Company provides a full impairment on the assets related to the TV Programs Production segment, as discussed in Note 2g.

Condensed information with respect to the reportable business segments for the three and nine months ended March 31, 2012 and 2011 is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2012 (Unaudited)	2011 (Restated)	2012 (Unaudited)	2011 (Restated)
Revenues:
Animation	$555,149	$2,169,443	$1,326,502	$5,989,431
TV	-	-	-	-
	555,149	2,169,443	1,326,502	5,989,431
Segment income (loss):
Animation	253,904	(641,783)	151,934	(2,172,267)
TV	(952,205)	-	(952,205)	-
Corporate	(6,331,676)	(93,786)	(6,540,487)	(258,829)
	$(7,029,977)	$(735,569)	$(7,340,758)	$(2,431,096)

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

8.           SEGMENT INFORMATION (Continued)

Segment assets were as follows:

	March 31, 2012	June 30, 2011
Assets:
Animation	4,430,085	4,451,394
TV	-	669,529
Corporate	20,838	6,204,120
	$4,450,923	$11,325,043

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2012 and June 30, 2011, more than all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

The Company has the following concentrations of business with customers constituting 10% or greater of the Company’s sales value:

	For the three months ended March 31,		For the nine months ended March 31,
	2012 (Unaudited)	2011 (Restated)	2012 (Unaudited)	2011 (Restated)

Beijing Wanfang Xingxing Digital Tech.	100%	*	93%	11%
Shenzhen Global Digital Tech Co., Ltd.	-	40%	4%	37%
Shanghai Animation Production Co., Ltd.	-	40%	4%	37%
Harbin Sinwen Animation Co., Ltd.	-	*	-	14%
	100%	80%	100%	99%

*Constitute less than 10% of the Company's sales value

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

9.            RISKS AND UNCERTAINTIES (Continued)

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.  The Company’s accounts receivable value for the customers constituting 10% or greater of the Company’s sales value as of March 31, 2012:

	Amount	Percentage
Beijing Wanfang Xingxing Digital Tech.	$395,664	100%

The Company has the following concentrations of business with suppliers constituting 10% or greater of net purchases:

	For the three months ended March 31,		For the nine months ended March 31,
	2012 (Unaudited)	2011 (Restated)	2012 (Unaudited)	2011 (Restated)

Beijing Chenyang Animation Technologies Ltd.	-	42%	88%	50%
Beijing Star Animation Studio	-	54%	-	48%

As of March 31, 2012, the Company has a consolidated accounts payable of $119,128; and $12,978 of these accounts payable is Hairong’s account payable that related to the suppliers as noted above, $106,150 is related to professional fees.

10.           RESTATEMENT

The financial statements of the Company for the three and nine months ended March 31, 2011 that are included in this Report have been restated to effectuate changes from the statements filed in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2011.  The restatements were:

●
To adjust prepaid rent of $172,752 incorrectly recorded as leasehold improvements, resulted in reclassification from property, plant and equipment to prepaid expenses and $382,231 was amortized as rent expense. The related accumulated depreciation totaling $152,928 was reversed.

●	To reclassify amortization and depreciation expense related to animation design and development revenue totaling $418,577 from selling, general and administrative expenses to cost of revenues.

●
To record the previously omitted cost of goods sold totaled $4,743,098 incurred and payable during the nine months ended March 31, 2011 and totaled $1,517,619 incurred and payable during the three months ended March 31, 2011.

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

10.             RESTATEMENT (Continued)

The effect of the restatement on specific line items in our Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended March 31, 2011 was:

Condensed Consolidated Statements of Operations and Comprehensive Income	As Reported	As Restated

Revenue	$5,989,431	$5,989,431
Cost of revenue	1,587,651	6,749,326
Gross profit (loss)	4,401,780	(759,895)
Operating expenses
Selling, general and administrative	901,438	712,254
Total operating expenses	901,438	712,254
Income (loss) from operations	3,500,342	(1,472,149)
Other income
Interest income	17,920	17,920
Other income	1,587	1,587
Total other income	19,507	19,507
Income (loss) before provision for income taxes	3,519,849	(1,452,642)
Provision for income taxes	978,454	978,454
Net income (loss)	$2,541,395	$(2,431,096)
Unrealized foreign currency translation gain	546,114	445,967
Comprehensive income (loss)	$3,087,509	$(1,985,129)

Earnings (loss) per common share
- Basic and diluted	$0.13	$(0.12)

The effect of the restatement on specific line items in our Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 was:

Condensed Consolidated Statements of Cash Flows	As Reported	As Restated

Net income (loss)	$2,541,395	$(2,431,096)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	$618,265	$465,337
Changes in assets and liabilities:
Prepaid expenses	$-	$382,321
Accounts payable	$71,240	$4,814,338

CHINA DIGITAL ANIMATION DEVELOPMENT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

10.             RESTATEMENT (CONTINUED)

The effect of the restatement on specific line items in our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2011 was:

Condensed Consolidated Statements of Operations and Comprehensive Income	As Reported	As Restated

Revenue	$2,169,443	$2,169,443
Cost of revenue	661,193	2,534,916
Gross profit (loss)	1,508,250	(365,473)
Operating expenses
Selling, general and administrative	296,877	17,800
Total operating expenses	296,877	17,800
Income (loss) from operations	1,211,373	(383,273)
Other income
Interest income	8,784	8,784
Other income	1,587	1,587
Total other income	10,371	10,371
Income (loss) before provision for income taxes	$1,221,744	$(372,902)
Provision for income taxes	362,667	362,667
Net income (loss)	$859,077	$(735,569)
Unrealized foreign currency translation gain	66,608	39,649
Comprehensive income (loss)	$925,685	$(695,920)

Earnings (loss) per common share
- Basic and diluted	$0.04	$(0.04)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During the nine months ended March 31, 2012, our outsourced development suppliers have, in some cases, been using the Company’s animation software for the projects subcontracted to them by the Company, which has reduced the cost of the outsourcing. Additionally, the Company has reduced its selling and administration expenses, such as salary expense and office expenses, in fiscal year 2012. As a result, for the nine months ended March 31, 2012, we had lower cost of revenue and selling, general and administrative expenses (“SG&A”) compared to the nine months ended March 31, 2011. That reduction is more indicative of our ongoing trend than the fact that SG&A expenses were higher in the three months ended March 31, 2012 than in the three months ended March 31, 2011, as unique events such as a salary waiver and a tax offset artificially reduced SG&A expenses during the three months ended March 31, 2011.

During the three and nine months ended March 31, 2012, the Company’s animation development segment has increased its sales and maintained a profit. The consolidated net loss of the Company in these periods was mainly due to our decision to record an impairment on deferred production costs and short term investments related to the TV program production segment.

As of March 31, 2012, we have invested in the following three media projects:

●
On June 15, 2011 we agreed to invest 19,710,000 RMB ($3,092,000) in production of a made-for-television movie titled“Yuan Da Qian Cheng.” We were at the same time engaged to provide animation production services for the movie.

●	On June 20, 2011 we agreed to invest 19,000,000 RMB ($2,980,000) in production of a made-for-television movie titled “Xu’s Legal Marriage.”

●	On June 23, 2011 we agreed to invest 38,500,000 RMB ($6,040,000) in production of a general circulation movie titled “Xiao Naao Tian Gong.”

As of March 31, 2012, we have paid 46,058,500 RMB (approximately $7.2 million) on account of these investments.  The Company has no capability, however, of contributing the additional $4.9 million in cash that it committed to these arrangements.  In addition, the members of our management who initiated these arrangements have left the Company, and current management lacks adequate information to determine the progress of the arrangements or their ability to reach completion without additional funding.  For these reasons, we determined that it is more likely than not that we will not be able to recoup our investment in these collaborative arrangements. Therefore at March 31, 2012 we have recorded a full impairment of $7,238,943 on the short-term investments and deferred production costs.

Results of Operations

All of our revenue in the three and nine month periods ended March 31, 2012 and 2011 was earned by our animation developers.  The 78% reduction in our revenue for the nine months ended March 31, 2011 to the nine months ended March 31, 2012 and the 74% reduction in our revenue from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, however, reflected our decision to significantly reduce our involvement in the animation development industry. With the decrease in the costs of outsourcing most of our production, gross profit of $514,327 and $398,448 was earned for the nine and three month periods ended March 31, 2012, respectively. In comparison, gross loss of $759,895 and $365,473 was incurred for the nine and three month periods ended March 31, 2011, respectively.

During the first half of fiscal 2011, before we liquidated a large portion of our animation development operation, we needed to keep our facilities occupied and our large staff of animation developers busy, which necessitated that we obtain a steady flow of contracts.  Toward that end, we devoted a large allocation of resources to marketing.  Currently, with our reduced facilities and reduced staff, we can rely primarily on our business contacts for marketing.  The change is reflected in the reduction of selling, general and administrative expenses from $712,254 for the nine month period ended March 31, 2011 to $525,277 for the nine month period ended March 31, 2012.

As result of impairment loss of $7,238,943 provided in March 2012, we incurred a net loss of $7,340,758 for the nine months ended March 31, 2012 compared with a net loss of $2,431,096 for the nine months ended March 31, 2011.  During the three months ended March 31, 2012 and 2011, we incurred net losses of $7,029,977 and $735,569, respectively.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our statement of stockholders equity labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended March 31, 2012 and 2011, the unrealized gain on foreign currency translations added $202,680 and $445,967 to our accumulated other comprehensive income, respectively. During the three months ended March 31, 2012 and 2011, the unrealized gain on foreign currency translations added $10,467 and $39,649 to our accumulated other comprehensive income, respectively.

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

In addition, the operations of our New York office, including the legal and accounting expenses attendant to our status as a public company, had, until June 2011, been funded by a $500,000 private placement of common stock in November 2010 and in part by loans from Fu Qiang, who was our Chief Executive Officer until early in June 2011, and Fu Zhiguo and Xia Shaoqiu, who are shareholders.  These loans were payable on demand and do not bear any interest.  The Messrs. Fu and Xia Shaoqiu made the loans to cover the costs of the New York office because the process of obtaining approval from the Chinese government for transfer of funds from China to the U.S. would be burdensome and delay our ability to pay our U.S. expenses.  We will continue to rely on loans from affiliates to pay our U.S. expenses until we can fund those expenses from Dollars obtained by a financing in the U.S. or after government approval of a conversion of a portion of our Renminbi balances into Dollars.

This program of internal financing has left us with a balance sheet that, at March 31, 2012, included no debt, either short-term or long-term, other than the $484,475 in loans payable to present or prior members of management:  Fu Qiang, Fu Zhiguo and Xia Shaoqiu.  It also left us with working capital of $450,143 at March 31, 2012, a decrease of $6,830,745 during the nine months then ended.

Despite a heavy loss incurred for the nine months ended March 31, 2012, our operations provided $280,033 in cash.  The disparity occurred because the net loss was attributable to our decision to record  an impairment of $7,238,943 on our investments.  Our actual operations, the animation development business, generated cash flow during the nine months ended March 31, 2012.  For this reason, we believe that our current capital resources are adequate to fund our operations as currently constituted for the forseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012 (the “Evaluation Date”).  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  That evaluation revealed that management of the Company on a number of occasions failed to apply appropriate accounting principles when preparing the Company’s financial statements, which resulted in the restatement described in Note 13 to the financial statements as well as errors in the presentation of the Company’s financial results for the interim quarters of fiscal 2011.  Accordingly, based on her evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Unregistered sales of equity securities

The Company did not make any unregistered sale of securities during the quarter ended March 31, 2012.

 (b) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter ended March 31, 2012.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.                     OTHER INFORMATION.

           None.

ITEM 6.                     EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAE	XBRL Definition Linkbase Document*

101.DEF	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DIGITAL ANIMATION DEVELOPMENT INC.

Date: May 21, 2012	By: /s/ Hu Yumei
Hu Yumei
Chief Financial Officer (principal executive, financial and accounting officer)